Form 10-Q/A
period 1995-07-01
COMPUTONE CORPORATION
filed 1995-08-25
CIK 819479

                                  FORM  10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                Amendment No. 1


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 1, 1994
                               -----------------

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission file number              0-16172
                       --------------------


                             COMPUTONE CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         23-2472952
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

1100 Northmeadow Parkway, Suite 150, Roswell, GA             30076
------------------------------------------------        ----------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (404)475-2725
                                                    -------------

                                          N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No   .
                                              ---    ---

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No   .
   ---   ---

        As of August 15, 1994, there were 6,205,217 shares of common stock outstanding.

                                   INDEX



PART I.            FINANCIAL INFORMATION
-------            ---------------------

      ITEM 1.      Financial Statements:
                   Interim Condensed Consolidated Balance Sheets
                   as of July 1, 1994 and April 1, 1994                      3

                   Interim Condensed Consolidated Statements
                   of Income for the three months
                   ended July 1, 1994 and July 2, 1993                       4

                   Interim Condensed Consolidated Statements
                   of Cash Flows for the three months ended
                   July 1, 1994 and July 2, 1993                             5

                   Notes to Interim Condensed Consolidated
                   Financial Statements                                      6

      ITEM 2.      Management's Discussion and Analysis
                   of Results of Operations and Financial
                   Condition                                                 8



PART II.           OTHER INFORMATION
--------           -----------------

      ITEM 1.      Legal Proceedings                                        10

      ITEM 2.      Changes in Securities                                    10

      ITEM 4.      Submission of Matters to a Vote of
                   Security Holders                                         10

      ITEM 5.      Other Information                                        10

      ITEM 6.      Exhibits and Reports on Form 8-K                         10


                    PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        Computone Corporation
            Interim Condensed Consolidated Balance Sheets
             (in thousands except par value and shares)


                                                                        July 1, 1994   April 1, 1994
                                                                        (unaudited)      (audited)
                                                                        ------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $     145    $    215
    Receivables, net                                                           2,715       2,905
    Inventories, net                                                           2,683       2,621
    Prepaid expenses and other                                                    91          48
                                                                           ---------    --------
Total current assets                                                           5,634       5,789

Property, equipment and improvements, net                                      1,158       1,168

Intangible assets, net                                                           948       1,023

Other                                                                            167         167
                                                                           ---------    --------

TOTAL ASSETS                                                               $   7,907    $  8,147
                                                                           =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                $   1,219    $  1,201
    Accrued liabilities:
       Payroll                                                                    99         101
       Costs related to discontinued operations                                  473         473
       Other                                                                   1,044       1,198
   Current maturities of long term obligations                                   631         791
                                                                           ---------    --------
Total current liabilities                                                      3,466       3,764

Notes payable to affiliates                                                      270         270

Other long term obligations                                                      255         336

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
    10,000,000 shares authorized; 200,000 share issued                             2           2
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 6,205,217 and 6,201,883 shares outstanding
    at July 1, 1994 and April 1, 1994, respectively                               62          62
  Additional paid in capital                                                  41,661      41,649
  Accumulated deficit                                                        (37,809)    (37,936)
                                                                           ---------    --------
Total stockholders' equity                                                     3,916       3,777
                                                                           ---------    --------

Total liabilities and stockholders' equity                                 $   7,907    $  8,147
                                                                           =========    ========

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
              Interim Condensed Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                           Three Months Ended
                                                     July 1, 1994   July 2, 1993
                                                     ------------   ------------
Revenues:
     Product sales                                      $ 3,405       $ 3,862
     Royalties                                               --           882
                                                        -------       -------
Net revenues                                              3,405         4,744

Expenses:
     Cost of products sold                                2,091         2,366
     Selling, general and administrative                    980           988
     Product development                                    293           329
                                                        -------       -------
                                                          3,364         3,683
                                                        -------       -------

Operating income from continuing operations                  41         1,061

Non-Operating income (expense):
     Other income (expense)                                   5             8
     Interest expense                                        (4)          (60)
                                                        -------       -------

Income from continuing operations before taxes               42         1,009

Income tax expense (benefit):
     Current                                                 --            --
     Deferred                                                --            --
                                                        -------       -------
                                                             --            --
                                                        -------       -------
Income from continuing operations                            42         1,009

Discontinued operations:
     Income on disposal                                      85            --
                                                        -------       -------

Income before extraordinary item                            127         1,009

Extraordinary item:
    Debt foregiveness                                        --            --
                                                        -------       -------
Net income                                              $   127       $ 1,009
                                                        =======       =======

Net income per common share and common
share equivalents:
  Income from continuing operations                        0.01          0.20
  Income from discontinued operations                      0.01            --
  Income from extraordinary item                             --            --
                                                        -------       -------
Net income per common share                             $  0.02       $  0.20
                                                        =======       =======

Weighted average common shares and
   common share equivalents outstanding                   6,420         5,060
                                                        =======       =======

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
            Interim Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                For the Three Months Ended
                                                                             July 1, 1994      July 2, 1993
                                                                              (unaudited)       (unaudited)
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $      42         $   1,009
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                 208               162
       Provision for doubtful accounts                                                92               458
       Amortization of debt discount                                                ---                  5
       Changes in assets and liabilities:
          (Increase) decrease in receivables                                          97                36
          (Increase) decrease in inventories                                         (62)               95
          (Increase) decrease in prepaid expenses and other                          (43)              (55)
          (Increase) decrease in deferred taxes                                     ---               (383)
          (Decrease) increase in accounts payable and
             accrued liabilities                                                    (123)             (174)
                                                                               ---------         ---------
     Net cash (used in) provided by continuing operations                            211             1,153
                                                                               ---------         ---------

     Income from discontinued operations                                              85              ---
     Adjustments to reconcile loss from discontinued
         operations to net cash used in discontinued operations:
     Income on disposal                                                              (85)             ---
     Change in net assets of discontinued operations                                (104)             ---
     Provision for loss on disposal                                                 ---               ---
                                                                               ---------         ---------
     Net cash used in discontinued operations                                       (104)             ---
                                                                               ---------         ---------

Net cash provided by (used in) operating activities                                  107             1,153
                                                                               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                                              ---                (88)
   Capitalization of software costs                                                  (40)             (100)
   Purchase and capitalization of property and equipment                             (85)              (67)
                                                                               ---------         ---------

Net cash used in investing activities                                               (125)             (255)
                                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                  (64)             (193)
  Exercise of common stock options                                                    12                12
                                                                               ---------         ---------

Net cash (used in) provided by financing activities                                  (52)             (181)
                                                                               ---------         ---------

Net increase in cash and cash equivalents                                            (70)              717
Cash and cash equivalents at beginning of period                                     215               104
                                                                               ---------         ---------
Cash and cash equivalents at end of period                                     $     145         $     821
                                                                               =========         =========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                               $       1         $       3
                                                                               =========         =========

       See accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------

        The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1994 Form 10-K.

        The financial statements presented herein, as of July 1, 1994, and for the three months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.  INVENTORIES
    -----------

        Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at July 1, 1994 and April 1, 1994 (in thousands):

                            July 1,1994  Apr 1,1994
                            -----------  ----------

        Finished goods           $  405      $  799
        Work in progress            538         542
        Raw materials             1,740       1,280
                                 ------      ------
                                 $2,683      $2,621
                                 ======      ======

3.  INCOME PER SHARE
    ----------------

        Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

        On November 30, 1993, the Company effected a one-for-six reverse stock split of the Company's Common Stock effective as of that date. Accordingly, the weighted average number of shares

                             COMPUTONE CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


outstanding and per share amounts in the accompanying condensed consolidated financial statements have been restated for all periods.


4.  INCOME TAXES
    ------------

        On April 3, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such adoption had no cumulative effect on the Company's consolidated financial statements. Prior years' financial statements have not been restated.

        The Company has available net operating and capital loss carryforwards, including preacquisition operating loss carryforwards which relate to a predecessor company, which expire during the period 2003-2008. The Company's possible use of the loss carryforwards will be limited as a result of several different changes in ownership which have occurred since the carryforwards started to accumulate. The use of the net operating loss carryforwards are limited due to statutory provisions which apply after certain changes in control occur.

        For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at July 1, 1994.

        The Company estimates that no current provision for income taxes is required for the three months ended July 1, 1994.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE
           MONTHS ENDED JULY 1, 1994.


INTRODUCTION
------------

        The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.



LIQUIDITY
---------

        Cash provided by income from continuing operations amounted to $107,000 for the three months ended July 1, 1994 compared to cash provided by continuing operations of $1,153,000 for the comparable three months ended July 2, 1993. The reduction in cash provided by continuing operations as compared to the prior year fiscal quarter primarily reflects the termination of a royalty agreement and a lump sum payment received during the three months ended July 2, 1993.

        Cash used in financing activities amounted to $52,000 for the three months ended July 1, 1994 compared with an outflow of $181,000 for the comparable three months of the prior fiscal year.

        Working capital surplus amounted to $2,168,000 at July 1, 1994, an increase of $143,000 since April 1, 1994. The ratio of current assets to current liabilities at July 1, 1994 was 1.63 to 1.00 compared to 1.54 to 1.00 at April 1, 1994. The increase in working capital is primarily attributable to income from continuing operations and the repayment of outstanding debt.

        The Company is currently negotiating with a lending institution to secure a line of credit which will provide additional cash required to fund expanded operations and to meet the demand for the Company's intelligent controller products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS
         ENDED July 1, 1994 (CONTINUED).


RESULTS OF OPERATIONS
---------------------

        Product sales revenue from continuing operations for the quarter ended July 1, 1994 totaled approximately $3,405,000 compared to product sales revenue of $3,862,000 for the comparable quarter ended July 2, 1993, a decrease of 11.8%. Net revenues for the quarter ended July 2, 1993 included $882,000 related to royalties received. The decrease in product sales revenue was due to a lack of available cash to meet of the Company's intelligent controller products. Management believes that in securing the bank line of credit discussed in the "Liquidity and Capital Resources" section, the Company will be in an excellent position for the remainder of fiscal 1995 to meet this demand and increase product sales accordingly.

        Cost of products sold for the quarter amounted to $2,091,000 or 61% of product sales revenues versus $2,366,000 or 61% for the comparable quarter of the prior year. The Company continues to focus on reducing the cost of products sold in order to increase the profitability of continuing operations.

        Selling, general and administrative expenses amounted to $980,000 or 28.7% of product sales revenue, versus 25.6% of product sales revenue for the comparable quarter of the prior fiscal year.

        Product development expenses amounted to $293,000 or 8.6% of product sales revenue versus 8.5% of product sales revenue for the comparable quarter of the prior fiscal year.

        Income from discontinued operations totaled $85,000 for the quarter ended July 1, 1994. This income is related to the disposal of certain assets the Company had reduced to zero net cash value in prior years.

                          PART II - OTHER INFORMATION


   ITEM 1.   LEGAL PROCEEDINGS

             None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-K for the year ended April 1, 1994.

   ITEM 2.   CHANGES IN SECURITIES

             Not Applicable


   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS

             Not Applicable.

   ITEM 5.   OTHER INFORMATION

             Not Applicable.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a)   No exhibits are furnished with this report.

        b) No reports on FORM 8-K or FORM 8 were filed during the quarter to which this report pertains.

                                   SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                COMPUTONE CORPORATION


Date:  August 25, 1995      By: /s/ Thomas J. Anderson
                                ____________________________
                                Thomas J. Anderson
                                President & Chief Operating Officer