Form 10-Q
period 1995-07-07
COMPUTONE CORPORATION
filed 1995-09-14
CIK 819479

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended July 7, 1995

                                          OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                              Commission file number 0-16172

                                   COMPUTONE CORPORATION
                  (Exact name of registrant as specified in its charter)


               Delaware                                             23-2472952
-------------------------------------------          ----------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer Identification Number)
     incorporation or organization)

 1100 Northmeadow Parkway, Suite 150, Roswell, GA                     30076
---------------------------------------------------                 ---------
      (Address of principal executive offices)                     (Zip  Code)

Registrant's telephone number, including area code: (770)475-2725

                                      N/A
                                      ---
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes X  No
      ---   ---.

     As of September 14, 1995, there were 6,207,188 shares of common stock outstanding.

                                     INDEX

                        PART I - FINANCIAL INFORMATION

       ITEM 1.    Financial Statements:

                  Interim Consolidated Balance Sheets as of
                  July 7, 1995 and April 1, 1994                                           3

                  Interim Consolidated Statements of Operations for
                  the three months ended July 7, 1995 and July 1, 1994                     4

                  Interim Consolidated Statements of Cash Flows
                  for the three months ended July 7, 1995 and July 1, 1994                 5

                  Notes to Interim Consolidated Financial Statements                       6

       ITEM 2.    Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                                   8


PART II - OTHER INFORMATION

       ITEM 1.    Legal Proceedings                                                       10

       ITEM 2.    Changes in Securities                                                   10

       ITEM 3.    Defaults Upon Senior Securities                                         10

       ITEM 4.    Submission of  Matters to a Vote of  Security Holders                   10

       ITEM 5.    Other Information                                                       10

       ITEM 6.    Exhibits and Reports on Form 8-K                                        10

       SIGNATURE                                                                          11


                   PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       Computone Corporation
                Interim Consolidated Balance Sheets
             (in thousands except par value and shares)



                                                                      July 7, 1995    April 7, 1995
                                                                       (unaudited)      (audited)
                                                                      -------------   -------------

ASSETS
Current assets:
    Cash and cash equivalents                                         $         39    $        297
    Receivables, net                                                         2,514           3,253
    Inventories, net                                                         3,273           2,174
    Prepaid expenses and other                                                  91             110
                                                                      -------------  -------------
Total current assets                                                         5,917           5,834

Property, equipment and improvements, net                                      817             897

Intangible assets, net                                                         613             891

Other                                                                           99             101
                                                                      -------------   ------------
Total assets                                                          $      7,446    $      7,723
                                                                      =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                           $      2,189    $      1,797
    Accrued liabilities:
         Payroll                                                               135             164
         Disputed matter                                                       230             230
         Professional fees                                                      80              96
         Other                                                                 497             425
   Current maturities of long term debt                                        217             230
                                                                      ------------    ------------
Total current liabilities                                                    3,348           2,942

Notes payable to stockholders                                                  270             270

Long term debt, less current maturities                                        272             314
                                                                      ------------    ------------
Total liabilities                                                            3,890           3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 200,000 share issued                         2               2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,207,184 and 6,207,184 shares outstanding                    62              62
  Additional paid in capital                                                41,517          41,517
                                                                      ------------    ------------
Accumulated deficit                                                        (38,025)        (37,384)
                                                                      ------------    ------------
Total stockholders' equity                                                   3,556           4,197
                                                                      ------------    ------------

Total liabilities and stockholders' equity                            $      7,446    $      7,723
                                                                      ============    ============

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                                       Three Months Ended
                                                 July 7, 1995     July 1, 1994
                                                 ------------     ------------
Revenues:
     Product sales                               $      2,401     $      3,405
                                                 ------------     ------------
Expenses:
     Cost of products sold                              1,230            2,091
     Selling, general and administrative                1,251              980
     Product development                                  556              293
                                                 ------------     ------------
                                                        3,037            3,364
                                                 ------------     ------------


Operating income from continuing operations              (636)              41

Non-Operating income (expense):
     Other income (expense)                                10                5
     Interest expense                                     (15)              (4)
                                                 ------------     ------------

Income from continuing operations before taxes           (641)              42

Income tax expense (benefit):
     Current                                              - -              - -
     Deferred                                             - -              - -
                                                 ------------     ------------
                                                          - -              - -
                                                 ------------     ------------
Income from continuing operations                        (641)              42

Discontinued operations:
     Income on disposal                                   - -               85
                                                 ------------     ------------

Income before extraordinary item                         (641)             127

Extraordinary item:
    Debt foregiveness                                     - -              - -
                                                 ------------     ------------

Net income                                       $       (641)    $        127
                                                 ============     ============
Net income per common share and common
share equivalents:
  Income from continuing operations                     (0.10)            0.01
  Income from discontinued operations                     - -             0.01
  Income from extraordinary item                          - -              - -
                                                 ------------     ------------
Net income per common s                          $      (0.10)    $       0.02
                                                 ============     ============
Weighted average common shares and
   common share equivalents outstanding                 6,383            6,420
                                                 ============     ============


       See accompanying notes to the consolidated financial statements.

                           Computone Corporation
                   Consolidated Statements of Cash Flows
                               (in thousands)


                                                                  For the three months ended
                                                                 July 7, 1995    July 1, 1994
                                                                 (unaudited)     (unaudited)
                                                                 -----------     -----------
Cash flows from operating activities:
  Income  (loss) from continuing operations                        $    (641)      $      42
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                     454             208
       Provision for possible losses                                     119              92
       Changes in current assets and current liabilities:
          Accounts receivables                                           621              97
          Inventories                                                 (1,099)            (62)
          Prepaid expenses and other                                      18             (43)
          Accounts payable and accrued liabilities                       406            (123)
                                                                   ---------       ---------
     Net cash provided by (used in) continuing operations               (122)            211
                                                                   ---------       ---------

  Income (loss) from discontinued operations                           - - -              85
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                     - - -             (85)
        Change in net assets of discontinued operations                - - -            (104)
                                                                   ---------       ---------
      Net cash used in discontinued operations                         - - -            (104)
                                                                   ---------       ---------

Net cash provided by (used in) operating activities                     (122)            107
                                                                   ---------       ---------

Cash flows from investing activities:
   (Increase) decrease in other assets                                    (2)          - - -
   Capitalization of software costs                                      (80)            (40)
   Capital expenditures                                                  (12)            (85)
                                                                   ---------       ---------

Net cash used in investing activities                                    (94)           (125)
                                                                   ---------       ---------

Cash flows from financing activities:
  Repayment of debt - net                                                (42)            (64)
  Exercise of common stock options and warrants                        - - -              12
                                                                   ---------       ---------

Net cash (used in) provided by financing activities                      (42)            (52)
                                                                   ---------       ---------

Net decrease in cash and cash equivalents                               (258)            (70)
Cash and cash equivalents, beginning of period                           297             215
                                                                   ---------       ---------
Cash and cash equivalents, end of period                           $      39       $     145
                                                                   =========       =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                   $      15       $       1
                                                                   =========       =========

       See accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------

        The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1995
Form 10-K.

        The financial statements presented herein, as of July 7, 1995 and for the three and nine months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.  INVENTORIES
    -----------

        Inventories, net of a reserve for obsolete, excess and non-salable
items, consisted of the following at July 7, 1995 and   April 7, 1995 (in
thousands):

                              July 7, 1995  April 7, 1995
                              ------------  ------------

        Finished goods            $1,244         $  544
        Work in progress             489            584
        Raw materials              1,540          1,046
                                  ------         ------
                                  $3,273         $2,174
                                  ======         ======

3.  INCOME PER SHARE
    ----------------

        Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

                             COMPUTONE CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

        For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at July 7, 1995.

        The Company estimates that no current provision for income taxes is required for the three months ended July 7, 1995.

5. DEBT
   ----

        On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). The note bears interest at a rate of floating prime plus 2% and is due in monthly installments of $16,666.67 plus accrued interest.
The Agreement also bears interest at a rate of floating prime plus 2% on any proceeds and .25% on any unused portion of the line. The prime rate was 8.75% at July 7, 1995. The Agreement also calls for collateral consisting of accounts receivable, inventory and equipment and is guaranteed by an officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE ENDED JULY 7, 1995.


INTRODUCTION
------------

        The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


LIQUIDITY
---------

        Cash used in continuing operations amounted to $122,000 for the three months ended July 7, 1995 compared to cash provided by continuing operations of $211,000 for the comparable three months ended July 1, 1994. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the decrease in product sales.

        Cash used in financing activities amounted to $94,000 for the three months ended July 7, 1995 compared with $125,000 used in financing activities for the comparable three months of the prior fiscal year. This decrease from the same period of the prior fiscal year is a result of the Company making fewer capital expenditures during the three months ended July 1, 1994.

        Cash used in financing activities during the three months ended July 7, 1995 decreased by $10,000 from the same three months of the prior fiscal year as a result of the Company having less long term debt.

        Working capital amounted to $2,569,000 at July 7, 1995, a decrease of $323,000, since April 7, 1995. The ratio of current assets to current liabilities at July 7, 1995 was 1.77 to 1.00 compared to 1.98 to 1.00 at April 1, 1994. The decrease in working capital is primarily attributable to the decrease in product sales.

        The Company is currently negotiating with a lending institution to increase its current revolving credit agreement to better assist it in meeting the demand for its intelligent controller and server products.


RESULTS OF OPERATIONS
---------------------

        Product sales revenue from continuing operations for the quarter ended July 7, 1995 totaled approximately $2,401,000 compared to $3,405,000 for
the comparable quarter of the prior fiscal year, a decrease of 29%.   The
decrease in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and the carryforward resulting from large sales to the domestic distributors at the end of the prior fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JULY 7, 1995 (CONTINUED).


RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

        Cost of products sold for the quarter amounted to $1,230,000 or 51% of product sales revenues versus $2,091,000 or 61% for the comparable quarter of the prior year. This decrease in cost of products sold as a percentage of product sales revenues can be attributed to the sales product mix that consisted of a greater than normal percentage of higher margin software sales versus hardware sales.

        Selling, general and administrative expenses amounted to $1,251,000 or 52% of product sales revenue for the three months ended July 7, 1995 versus $980,000 or 29% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses when compared to the same period of the prior fiscal year can be attributed to the Company's continuing efforts to aggressively promote the Company's highly successful and recently released products- the IntelliServer and PCI bus multi-port adapters. Also, the Company is in the process of negotiating to relocate to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs. As a result, the Company recorded an expense accrual related to the relocation of approximately $75,000 during the quarter which will eliminate the requirement to record, in future quarters, any additional expenses related to the relocation.

        Product development expenses amounted to $556,000 or 23% of product sales revenue for the three months ended July 7, 1995. This compares to $293,000 or 9% of product sales revenue for the comparable three period of the prior fiscal year. This increase can be attributed to the accelerated amortization of $277,000 in product development expenses related to costs capitalized prior to April 1, 1994. This one-time charge will result in an annual savings of over $100,000 during this fiscal year and $144,000 during the next fiscal year.

        The Company reported a loss from continuing operations for the quarter ended July 7, 1995 of $636,000 compared to income from continuing operations of $42,000 for the comparable quarter of the prior fiscal year. This loss can be attributed to the decreased levels of product sales along with the one-time charges for accelerated product development amortization, $277,000, the moving expense accrual, $75,000 and a $200,000 accrual for potential product returns. Excluding these one-time charges, the loss from continuing operations would have been approximately $120,000.

        Income from discontinued operations totaled $85,000 for the three months ended July 1, 1994 whereas the Company recorded no income from discontinued operations for the three months ended July 7, 1995. The $85,000 related to the fact that the loss on disposal of Princeton and Denison was less than originally provided for and, therefore, the estimated disposal costs were reduced.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-K for the year ended April 7, 1995.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Not Applicable.

                                   SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .



                                         COMPUTONE CORPORATION


Date:  September 14, 1995                By: /s/ Thomas J. Anderson
                                             ---------------------------------
                                         Thomas J. Anderson
                                         President & Chief Operating Officer
                                         (duly authorized officer and
                                         Principal Executive Officer)