Form 10-Q/A
period 1994-10-07
COMPUTONE CORPORATION
filed 1995-11-01
CIK 819479

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                AMENDMENT NO. 1

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 7, 1994

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-16172

                             COMPUTONE CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                            23-2472952
        --------                                            ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)

1100 Northmeadow Parkway, Suite 150, Roswell, GA            30076
------------------------------------------------            -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (770) 475-2725
                                                    --------------

                                      N/A
                                      ---
        (Former name, former address and former fiscal year, if change since last report)

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

        As of November 17, 1994, there were 6,205,217 shares of common stock outstanding.

                                COMPUTONE CORPORATION
                                 INDEX TO FORM 10-Q/A

PART I.        FINANCIAL INFORMATION
------------------------------------

     ITEM 1.   Financial Statements:

               Interim Condensed Consolidated Balance Sheets
               as of October 7, 1994 and April 1, 1994                                3

               Interim Condensed Consolidated Statements of Income
               for the three months ended October 7, 1994 and October 1, 1993         4

               Interim Condensed Consolidated Statements of Income
               for the six months ended October 7, 1994 and October 1, 1993           5

               Interim Condensed Consolidated Statements  of Cash Flows
               for the six months ended October 7, 1994 and October 1, 1993           6

               Notes to Interim Condensed Consolidated Financial Statements           7


     ITEM 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                  9


PART II.       OTHER INFORMATION
--------------------------------

     ITEM 1.   Legal Proceedings                                                     11

     ITEM 2.   Changes in Securities                                                 11

     ITEM 3.   Defaults Upon Senior Securities                                       11

     ITEM 4.   Submission of Matters to a Vote of Security Holders                   11

     ITEM 5.   Other Information                                                     11

               Signature                                                             12


                   PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       Computone Corporation
           Interim Condensed Consolidated Balance Sheets
            (in thousands except par value and shares)



                                                                      October 7, 1994       April 1, 1994
                                                                       (unaudited)            (audited)
                                                                      ---------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $    321           $    215
    Receivables, net                                                         3,322              2,905
    Inventories, net                                                         1,843              2,621
    Prepaid expenses and other                                                  55                 48
                                                                          --------           --------
Total current assets                                                         5,541              5,789

Property, equipment and improvements, net                                    1,073              1,168

Intangible assets, net                                                         911              1,023

Other                                                                          221                167
                                                                          --------           --------
Total assets                                                              $  7,746           $  8,147
                                                                          ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                               $    931           $  1,201
    Accrued liabilities:
       Payroll                                                                 165                101
       Costs related to discontinued operations                                458                473
       Other                                                                 1,037              1,198
   Current maturities of long term obligations                                 491                791
                                                                          --------           --------
Total current liabilities                                                    3,082              3,764

Notes payable to affiliates                                                    270                270

Other long term obligations                                                     67                336

Commitments and contingencies                                                    -                  -

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
    10,000,000 shares authorized; 200,000 share issued                           2                  2
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 6,205,217 and 6,201,883 shares outstanding
    at October 7, 1994 and April 1, 1994, respectively                          62                 62
  Additional paid in capital                                                41,636             41,649
  Accumulated deficit                                                      (37,373)           (37,936)
                                                                          --------           --------
Total stockholders' equity                                                   4,327              3,777
                                                                          --------           --------
Total liabilities and stockholders' equity                                $  7,746           $  8,147
                                                                          ========           ========

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
              Interim Condensed Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                         Three Months Ended
                                                 October 7, 1994      October 1, 1993
                                                 ---------------      ---------------
Revenues:
     Product sales                                   3,985              $    3,197
     Royalties                                           -                      -
                                                 ---------              ----------
Net revenues                                         3,985                   3,197

Expenses:
     Cost of products sold                           2,452                   1,807
     Selling, general and administrative             1,090                     902
     Product development                               283                     325
                                                 ---------               ---------
                                                     3,825                   3,034
                                                 ---------               ---------

Operating income from continuing operations            160                     163

Non-Operating income (expense):
     Other income (expense)                             (1)                     27
     Interest expense                                   (6)                    (51)
                                                 ---------               ---------

Income from continuing operations before taxes         153                     139

Income tax expense (benefit):
     Current                                             -                     178
     Deferred                                            -                    (178)
                                                 ---------               ---------
Income from continuing operations                      153                     139

Discontinued operations:
     Income on disposal                                  -                   1,921
                                                 ---------               ---------
Income from discontinued operations                      -                   1,921
                                                 ---------               ---------

Income before extraordinary item                       153                   2,060

Extraordinary item:
    Debt foregiveness                                  202                       -
                                                 ---------               ---------

Net income                                       $     355               $   2,060
                                                 =========               =========

Net income per common share and common
share equivalents:
  Income from continuing operations                   0.02                    0.03
  Income from discontinued operations                    -                    0.38
  Income from extraordinary item                      0.04                       -
                                                 ---------               ---------
Net income per common share                      $    0.06               $    0.41
                                                 =========               =========

Weighted average common shares and
   common share equivalents outstanding              6,412                   5,071
                                                 =========               =========

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
              Interim Condensed Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                         Six Months Ended
                                                October 7, 1994    October 1, 1993
                                                ---------------    ---------------
Revenues:
     Product sales                                $   7,390          $   7,059
     Royalties                                            -                882
                                                  ---------          ---------
Net revenues                                          7,390              7,941

Expenses:
     Cost of products sold                            4,544              4,173
     Selling, general and administrative              2,071              1,889
     Product development                                575                654
                                                  ---------          ---------
                                                      7,190              6,716
                                                  ---------          ---------

Operating income from continuing operations             200              1,225

Non-Operating income (expense):
     Other income (expense)                               1                 34
     Interest expense                                    (7)              (112)
                                                  ---------          ---------

Income from continuing operations before taxes          194              1,147

Income tax expense (benefit):
     Current                                              -                561
     Deferred                                             -               (561)
                                                  ---------          ---------
                                                          -                  -
                                                  ---------          ---------
Income from continuing operations                       194              1,147

Discontinued operations:
     Income on disposal                                  86              1,921
                                                  ---------          ---------
Income from discontinued operations                      86              1,921
                                                  ---------          ---------

Income before extraordinary item                        280              3,068

Extraordinary item:
    Debt foregiveness                                   202                  -
                                                  ---------          ---------

Net income                                        $     482          $   3,068
                                                  =========          =========

Net income per common share and common
share equivalents:
  Income from continuing operations                    0.03               0.23
  Income from discontinued operations                  0.01               0.38
  Income from extraordinary item                       0.04                  -
                                                  ---------          ---------
Net income per common share                       $    0.08          $    0.61
                                                  =========          =========

Weighted average common shares and
   common share equivalents outstanding               6,205              5,071
                                                  =========          =========


       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
            Interim Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                   For the Six Months Ended
                                                              October 7, 1994    October 1, 1993
                                                                (unaudited)        (unaudited)
                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                 $ 396            $ 1,147
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
       Depreciation and amortization                                  438                320
       Provision for doubtful accounts                                (28)               135
       Foregiveness of debt                                          (202)                -
       Amortization of debt discount                                   -                  10
       Changes in assets and liabilities:
          Receivables                                                (389)               425
          Inventories                                                 859               (745)
          Prepaid expenses and other                                   (7)                (8)
          Deferred taxes                                               -                (561)
          Accounts payable and accrued liabilities                   (682)             1,543
                                                                    -----            -------
     Net cash provided by continuing operations                       385              2,266

     Income from discontinued operations                               86              1,921
     Adjustments to reconcile loss from discontinued
         operations to net cash used in discontinued operations:
     Income on disposal                                               (86)                -
     Change in net assets of discontinued operations                 (104)                -
     Provision for loss on disposal                                    -              (1,921)
                                                                    -----            -------
     Net cash used in discontinued operations                        (104)                 0
                                                                    -----            -------
Net cash provided by operating activities                             281              2,266

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                          (54)              (120)
   Capitalization of software costs                                  (123)              (227)
   Purchase and capitalization of property and equipment              (40)                -
                                                                    -----            -------
Net cash used in investing activities                                (217)              (347)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long term debt agreements                          300                 -
  Repayment of debt                                                  (270)            (1,527)
  Exercise of common stock options                                     12                 71
                                                                    -----            -------
Net cash (used in) provided by financing activities                    42             (1,456)
                                                                    -----            -------
Net increase in cash and cash equivalents                             106                463
Cash and cash equivalents at beginning of period                      215                104
                                                                    -----            -------
Cash and cash equivalents at end of period                          $ 321            $   567
                                                                    =====            =======

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                    $   7            $     5
                                                                    =====            =======

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

     The financial statements presented herein, as of October 7, 1994 and for the three and six months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2. INVENTORIES
   -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 7, 1994 and April 1, 1994 (in thousands):



                                    Oct. 7, 1994    Apr. 1, 1994
                                    ------------    ------------
     Finished goods                   $  483          $  799
     Work in progress                    347             542
     Raw materials                     1,013           1,280
                                      ------          ------
                                      $1,843          $2,621
                                      ------          ------


3. INCOME PER SHARE
   ----------------

     Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

     On November 30, 1993, the Company effected a one-for-six reverse stock split of the Company's Common Stock effective as of that date. Accordingly, the weighted average number of shares outstanding and per share amounts in the accompanying condensed consolidated financial statements have been restated for all periods.

                         COMPUTONE CORPORATION
      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at October 7, 1994.

     The Company estimates that no current provision for income taxes is required for the six months ended October 7, 1994.

5. DEBT
   ----

     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 line of credit. The note bears interest at a rate of floating prime plus 2% and is due in monthly installments of $16,666.67 plus accrued interest. The line of credit also bears interest at a rate of floating prime plus 2% on any proceeds and .25% on any unused portion of the line.

6. EXTRAORDINARY ITEM
   ------------------

     During the three months ended October 7, 1994, the Company identified opportunities to reduce its working capital requirements by negotiating lump-sum payment settlements with various vendors with which the Company had previously restructured outstanding debt. As a result of these negotiations, the Company was able to reduce the amounts payable to these vendors by approximately $202,000, which was accounted for as extraordinary income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED OCTOBER 7, 1994.


INTRODUCTION
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


LIQUIDITY
---------

     Cash provided by income from continuing operations amounted to $385,000 for the six months ended October 7, 1994 compared to cash provided from continuing operations of $2,266,000 for the comparable six months ended October 1, 1993. The reduction in cash provided by continuing operations as compared to the prior year fiscal quarter primarily reflects the termination of a royalty agreement and a lump sum payment received during the six months ended October 1, 1993.

     Cash provided by financing activities amounted to $42,000 for the six months ended October 7, 1994 compared with an outflow of $1,456,000 for the comparable six months of the prior fiscal year. This net cash resulted from the financing secured during the quarter and simultaneous repayment of a previous debt.


     Working capital amounted to $2,459,000 at October 7, 1994, an increase of $434,000 since April 1, 1994. The ratio of current assets to current liabilities at October 7, 1994 was 1.80 to 1.00 compared to
1.54 to 1.00 at April 1, 1994. The increase in working capital is primarily attributable to income from continuing operations.


     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 line of credit. The note bears interest at a rate of floating prime plus 2% and is due in monthly installments of $16,666.67 plus accrued interest. The line of credit also bears interest at a rate of floating prime plus 2% on any proceeds and .25% on any unused portion of the line.


RESULTS OF OPERATIONS
---------------------

     Product sales revenue from continuing operations for the quarter ended October 7, 1994 totaled approximately $3,985,000 compared to $3,197,000 for the comparable quarter of the prior fiscal year, a 25% increase. Product sales revenues for the six months ended October 7, 1994 were $7,390,000, versus $7,059,000 during the same period of the prior fiscal year, a 5% increase. Net revenues for the six months ended October 1, 1993 included $882,000 related to royalties received. The increases in product sales revenues can be attributed to the Company's continuing efforts to open new distribution channels throughout the world.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED OCTOBER 7, 1994. (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

     Cost of products sold for the quarter amounted to $2,452,000 or 62% of product sales revenues versus $1,807,000 or 57% for the comparable quarter of the prior year. For the six months ended October 7, 1994, cost of products sold amounted to $4,544,000 or 61% of product sales revenue, versus $4,173,000 or 59% for the comparable six months of the prior fiscal year. The Company experienced an increase in cost of products sold resulting from some initial start-up costs related to the implementation of a program to outsource the production of its products. These initial costs will be offset by a reduction in future costs of products sold as a result of the production outsourcing and subsequently increase income from operations.

     Selling, general and administrative expenses amounted to $1,090,000 and $2,071,000 or 27.4% and 28.0% of product sales revenue for the three and six months ended October 7, 1994, versus $902,000 and $1,889,000 or 28.2% and 26.8% of product sales revenue for the comparable quarter and six months of the prior fiscal year, respectively. The reductions in selling, general and administrative expenses as a percentage of product revenues can be attributed to a reduction in overhead costs.

     Product development expenses amounted to $283,000 and $575,000 or 7.1% and 7.8% of product sales revenue for the three and six month periods ended October 7, 1994. This compares to $325,000 and $654,000 or 10.2% and 9.3% of product sales revenue for the comparable three and six month periods of the prior fiscal year. This reduction in product development expenses results from the decrease in support costs attributed to new and existing end users of the Company's products.


     Income from continuing operations for the quarter ended October 7, 1994 amounted to $153,000 compared to $139,000 for the comparable quarter of the prior fiscal year, a 10% increase. When excluding a one-time occurrence of $882,000 in royalties from the six months ended October 1, 1993, income from continuing operations for the six months ended October 7, 1994 was $194,000 versus $265,000 during the same period of the prior fiscal year, a decrease of 27%. These increases in income for the three months ended October 7, 1994 can be attributed the Company's increased levels of product sales while the Company's decrease in income for the six months ended October 7, 1994 can be attributed to the increase in cost of products sold resulting from the initial start-up costs associated with the production outsourcing.

     Income from discontinued operations totaled $86,000 for the six months ended October 7, 1994 compared to $1,921,000 for the six months ended October 1, 1993. The $86,000 related to the sale of certain assets of discontinued operations which the Company had reduced to zero net value in prior years. The $1,921,000 related to the fact that the loss on disposal of Princeton and Denison was less than originally provided for and, therefore, the estimated disposal costs were reduced.

     During the three months ended October 7, 1994, the Company identified opportunities to reduce its working capital requirements by negotiating lump-sum payment settlements with various vendors with which the Company had previously restructured outstanding debt. As a result of these negotiations, the Company was able to reduce the amounts payable to these vendors by approximately $202,000, which was accounted for as extraordinary income.

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


                               COMPUTONE CORPORATION


Date:  November 1, 1995        By: / s/ Thomas J. Anderson
                                  ------------------------
                               Thomas J. Anderson
                               President & Chief Operating Officer
                               (duly authorized officer and
                               Principal Executive Officer)