Form 10-Q
period 1995-10-06
COMPUTONE CORPORATION
filed 1995-11-07
CIK 819479

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 6, 1995

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 0-16172

                           COMPUTONE CORPORATION
          (Exact name of registrant as specified in its charter)


                Delaware                              23-2472952
----------------------------------     ----------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer  Identification Number)
  incorporation or organization)



 1100 Northmeadow Parkway, Suite 150, Roswell, GA                   30076
--------------------------------------------------                -----------
    (Address of principal executive offices)                      (Zip  Code)

Registrant's telephone number, including area code: (770)475-2725

                                    N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

        As of November 6, 1995, there were 6,207,194 shares of common stock outstanding.

                                  INDEX

                      PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Interim Consolidated Balance Sheets as of
          October 6, 1995 and April 1, 1994                                   3

          Interim Consolidated Statements of Operations for
          the three months ended October 6, 1995 and October 4, 1994          4

          Interim Consolidated Statements of Operations for
          the six months ended October 6, 1995 and October 4, 1994            5

          Interim Consolidated Statements of Cash Flows
          the six months ended October 6, 1995 and October 4, 1994            6

          Notes to Interim Consolidated Financial Statements                  7


ITEM 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                               9


                  PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  12

ITEM 2.   Changes in Securities                                              12

ITEM 3.   Defaults Upon Senior Securities                                    12

ITEM 4.   Submission of  Matters to a Vote of  Security Holders              12

ITEM 5.   Other Information                                                  12

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURE                                                                    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             Computone Corporation
                      Interim Consolidated Balance Sheets
                  (in thousands except par value and shares)

                                                  October 6, 1995         April 7, 1995
                                                    (unaudited)             (audited)
                                                  ---------------         -------------
ASSETS
Current assets:
    Cash and cash equivalents                       $     145               $     297
    Receivables, net                                    2,460                   3,253
    Inventories, net                                    2,762                   2,174
    Prepaid expenses and other                             87                     110
                                                    ---------               ---------
Total current assets                                    5,454                   5,834

Property, equipment and improvements, net                 723                     897

Intangible assets, net                                    642                     891

Other                                                      98                     101
                                                    ---------               ---------

TOTAL ASSETS                                        $   6,917               $   7,723
                                                    =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                         $   1,216               $   1,797
    Accrued liabilities:
         Payroll                                          121                     164
         Disputed matter                                   96                     230
         Professional fees                                 88                      96
         Other                                            452                     425
   Line of credit                                         665                       -
   Current maturities of long term debt                   216                     230
                                                    ---------               ---------
Total current liabilities                               2,854                   2,942

Notes payable to stockholders                             270                     270

Long term debt, less current maturities                   229                     314
                                                    ---------               ---------

Total liabilities                                       3,353                   3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par
      value 10,000,000 shares authorized; 200,000
      share issued                                          2                       2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,207,190 and 6,207,184 shares
      outstanding                                          62                      62
  Additional paid in capital                           41,517                  41,517
  Accumulated deficit                                 (38,017)                (37,384)
                                                    ---------               ---------
Total stockholders' equity                              3,564                   4,197
                                                    ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   6,917               $   7,723
                                                    =========               =========

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                                            Three Months Ended
                                                      October 6, 1995    October 7, 1994
                                                      ---------------    ---------------
Revenues:
     Product sales                                       $2,927             $3,985

Expenses:
     Cost of products sold                                1,815              2,452
     Selling, general and administrative                    845              1,090
     Product development                                    234                283
                                                         ------             ------
                                                          2,894              3,825
                                                         ------             ------

Operating income from continuing operations                  33                160

Non-Operating income (expense):
     Other income (expense)                                  (1)                (1)
     Interest expense                                       (24)                (6)
                                                         ------             ------

Income from continuing operations before taxes                8                153

Income tax expense (benefit):
     Current                                                  -                  -
     Deferred                                                 -                  -
                                                         ------             ------
                                                              -                  -
                                                         ------             ------
Income from continuing operations                             8                153

Discontinued operations:
     Income on disposal                                       -                  -
                                                         ------             ------

Income before extraordinary item                              8                153

Extraordinary item:
    Debt foregiveness                                         -                202
                                                         ------             ------

Net income                                               $    8             $  355
                                                         ======             ======

Net income per common share and common
share equivalents:
  Income from continuing operations                        0.00               0.02
  Income from discontinued operations                         -                  -
  Income from extraordinary item                              -               0.04
                                                         ------             ------
Net income per common share                              $ 0.00             $ 0.06
                                                         ======             ======

Weighted average common shares and
   common share equivalents outstanding                   6,383              6,412
                                                         ======             ======

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
              Interim Condensed Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                            Six Months Ended
                                                      October 6, 1995    October 7, 1994
                                                      ---------------    ---------------
Revenues:
     Product sales                                       $5,328             $7,390

Expenses:
     Cost of products sold                                3,045              4,544
     Selling, general and administrative                  2,097              2,071
     Product development                                    789                575
                                                         ------             ------
                                                          5,931              7,190
                                                         ------             ------

Operating income from continuing operations                (603)               200

Non-Operating income (expense):
     Other income (expense)                                  10                  1
     Interest expense                                       (39)                (7)
                                                         ------             ------

Income from continuing operations before taxes             (632)               194

Income tax expense (benefit):
     Current                                                  -                  -
     Deferred                                                 -                  -
                                                         ------             ------
                                                              -                  -
                                                         ------             ------
Income from continuing operations                          (632)               194

Discontinued operations:
     Income on disposal                                       -                 86
                                                         ------             ------
Income from discontinued operations                           -                 86
                                                         ------             ------

Income before extraordinary item                           (632)               280

Extraordinary item:
    Debt foregiveness                                         -                202
                                                         ------             ------

Net income                                               $ (632)            $  482
                                                         ======             ======

Net income per common share and common
share equivalents:
  Income from continuing operations                       -0.10               0.03
  Income from discontinued operations                         -               0.01
  Income from extraordinary item                              -               0.04
                                                         ------             ------
Net income per common share                              $-0.10             $ 0.08
                                                         ======             ======

Weighted average common shares and
   common share equivalents outstanding                   6,383              6,205
                                                         ======             ======



       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                             For the six months ended
                                                          October 6, 1995  October 7, 1994
                                                           (unaudited)      (unaudited)
                                                          --------------   ---------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                  $ (632)          $  396
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in)
     continuing operations:
       Depreciation and amortization                            616              438
       Provision for possible losses                           (354)             (28)
       Forgiveness of debt                                        -             (202)
       Changes in current assets and current liabilities:
          Accounts receivables                                1,147             (389)
          Inventories                                          (589)             859
          Prepaid expenses and other                             23               (7)
          Accounts payable and accrued liabilities             (753)            (682)
                                                             ------           ------
     Net cash provided by (used in) continuing operations      (542)             385
                                                             ------           ------

  Income (loss) from discontinued operations                      -               86
  Adjustments to reconcile income from discontinued
      operations to net cash used in discontinued
      operations:
        (Income) loss  on disposal                                -              (86)
        Change in net assets of discontinued operations           -             (104)
                                                             ------           ------
      Net cash used in discontinued operations                    -             (104)
                                                             ------           ------

Net cash provided by (used in) operating activities            (542)             281
                                                             ------           ------

Cash flows from investing activities:
   (Increase) decrease in other assets                            3              (54)
   Capitalization of software costs                            (158)            (123)
   Capital expenditures                                         (35)             (40)
                                                             ------           ------

Net cash used in investing activities                          (190)            (217)
                                                             ------           ------

Cash flows from financing activities:
  Borrowings under long term debt agreements                                     300
  Net borrowings (repayments) under line of credit              665
  Repayment of debt - net                                       (85)            (270)
  Exercise of common stock options and warrants                   -               12
                                                             ------           ------

Net cash provided by financing activities                       580               42
                                                             ------           ------

Net decrease in cash and cash equivalents                      (152)             106
Cash and cash equivalents, beginning of period                  297              215
                                                             ------           ------
Cash and cash equivalents, end of period                     $  145           $  321
                                                             ======           ======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                             $   39           $    7

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

      The financial statements presented herein, as of October 6, 1995 and for the three and six months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


 2. INVENTORIES
    -----------

      Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 6, 1995 and April 7, 1995 (in thousands):

                                      October 6, 1995        April 7, 1995
                                      ---------------        -------------
      Finished goods                    $  751                   $  544
      Work in progress                     627                      584
      Raw materials                      1,384                    1,046
                                        ------                   ------
                                        $2,762                   $2,174
                                        ------                   ------

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

      For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at October 6, 1995.

      The Company estimates that no current provision for income taxes is required for the three months ended October 6, 1995.

 5. DEBT
    ----

      On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). On April 7, 1995, the Company refinanced the note in the amount of $402,823 and reduced the monthly payments from $16,666.67 to $13,427.44. The note bears interest at a rate of floating prime plus 2%. On July 31, 1995, the Agreement was extended to $750,000 and it bears interest at a rate of floating prime plus 1% on any proceeds and .50% on any unused portion of the line. The prime rate was 8.75% at October 6, 1995. The Agreement also calls for collateral consisting of accounts receivable, inventory and equipment and is guaranteed by an officer of the Company.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX
         MONTHS ENDED OCTOBER 6, 1995.

 INTRODUCTION
 ------------

      The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


 LIQUIDITY
 ---------

      Cash used in continuing operations amounted to $542,000 for the six months ended October 6, 1995 compared to cash provided by continuing operations of $385,000 for the comparable six months ended October 7, 1994. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the decrease in product sales.

      Cash used in financing activities amounted to $190,000 for the six months ended October 6, 1995 compared with $217,000 used in financing activities for the comparable six months of the prior fiscal year. This increase from the same period of the prior fiscal year can be attributable to the Company capitalizing a greater amount of software development costs as a result of a higher development headcount and activities surrounding the development of more new products.

      Cash provided by financing activities during the six months ended October 6, 1995 increased by $580,000 from the same six months of the prior fiscal year as a result of the Company borrowing against its revolving credit agreement.

      Working capital amounted to $2,600,000 at October 6, 1995, a decrease of $292,000, since April 7, 1995. The ratio of current assets to current liabilities at October 6, 1995 was 1.91 to 1.00 compared to
 1.98 to 1.00 at April 1, 1994. The decrease in working capital is primarily attributable to the decrease in product sales.


 RESULTS OF OPERATIONS
 ---------------------

      Product sales revenue from continuing operations for the quarter ended October 6, 1995 totaled approximately $2,927,000 compared to $3,985,000 for the comparable quarter of the prior fiscal year, a
 decrease of 27%.   For the six months ended October 6, 1995, product
 sales revenues decreased 28% from $7,390,000 to $5,328,000 versus the same period of the prior fiscal year. These decreases in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and a domestic distributor.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX
         MONTHS ENDED OCTOBER 6, 1995 (CONTINUED).


 RESULTS OF OPERATIONS (CONTINUED)
 ---------------------------------

      Cost of products sold for the quarter amounted to $1,815,000 or 62% of product sales revenues versus $2,452,000 or 62% for the comparable quarter of the prior year. For the six months ended October 6, 1995, cost of sales amounted to $3,045,000 or 57% of product sales revenues versus $4,544,000 or 61% during the same six month period of the prior fiscal year. The decrease in cost of products sold as a percentage of product sales revenues for the six months ended October 6, 1995 can be attributed to the Company's decision, in the third quarter of last fiscal year, to begin outsourcing the production of a majority of its products.

      Selling, general and administrative expenses amounted to $845,000 or 29% of product sales revenue for the three months ended October 6, 1995 versus $1,090,000 or 27% of product sales revenue for the comparable three months of the prior fiscal year. For the six months ended October 6, 1995, selling, general and administrative expenses were $2,097,000 or 39% of product sales revenues versus $2,071,000 or 28% of product sales revenues for the same six month period of the prior fiscal year. The decrease in expenses during the quarter ended October 6, 1995 versus the same period of the prior fiscal year can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits and the Company becoming re-listed on the NASDAQ stock market and the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company is in the process of reviewing its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

      Product development expenses amounted to $234,000 or 8% of product sales revenue for the three months ended October 6, 1995 versus $283,000 or 7% of product sales revenue for the comparable three month period of the prior fiscal year. For the six month period ended October 6, 1995, product development expenses were $789,000, or 15% or product sales revenues as compared to $575,000 or 8% of product sales revenues during the six month peirod ended October 7, 1994. The decrease during the three months ended October 6, 1995 can be attributed a reduction in amortization expense as a result of accelerating the expense for certain products during the first quarter of this fiscal year. The increase in product development expenses during the six months ended October 6, 1995 versus the same period of the prior fiscal year can be attributed to a one-time charge to accelerate the amortization of product development expenses related to costs capitalized prior to April 1, 1994. This one-time charge of $277,000 in the first quarter of this fiscal year will result in an annual savings of over $100,000 during this fiscal year and $144,000 during the next fiscal year.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX
         MONTHS ENDED OCTOBER 6, 1995 (CONTINUED).

 RESULTS OF OPERATIONS (CONTINUED)
 ---------------------------------

      The Company reported income from continuing operations for the quarter ended October 6, 1995 of $8,000 compared to income from continuing operations of $153,000 for the comparable quarter of the prior fiscal year. This quarter marks the first in three quarters that the Company has shown income from operations. This turnaround can be attributed the Company's continuing efforts to reduce its cost of products sold through production outsourcing and the reduction of day-to-day operating expenses. For the six months ended October 6, 1995, the Company had an operating loss of $632,000 versus operating income of $194,000 during the same period of the prior fiscal year. This decrease in operating income can be attributed to the decreased levels of product sales along with the one-time charges in the first quarter for $277,000 of accelerated product development amortization, a $75,000 accrual for moving expense and a $200,000 accrual for potential product returns. Excluding these one-time charges, the loss from continuing operations would have been approximately $80,000 for the six months ended October 6, 1995.

      Income from discontinued operations totaled $86,000 for the six months ended October 7, 1994 whereas the Company recorded no income from discontinued operations for the three months ended October 6, 1995. The $86,000 related to the fact that the loss on disposal of Princeton and Denison was less than originally provided for and, therefore, the estimated disposal costs were reduced. Also, the Company recorded extraordinary income of $202,00 for the six months ended October 7, 1994 related to the settlement of outstanding balances

                          PART II - OTHER INFORMAITON

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



                                  COMPUTONE CORPORATION


 Date: November 6, 1995           By: /s/ Thomas J. Anderson
                                      -----------------------------------
                                      Thomas J. Anderson
                                      President & Chief Operating Officer
                                      (duly authorized officer and
                                      Principal Executive Officer)