Form 10-Q/A
period 1995-01-06
COMPUTONE CORPORATION
filed 1996-02-15
CIK 819479

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 6, 1995

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                         Commission file number 0-16172


                             COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                     23-2472952
---------------------------------             ----------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or  organization)              Identification Number)

1100 Northmeadow Parkway, Suite 150, Roswell, GA               30076
------------------------------------------------               -----
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

        As of February 20, 1995, there were 6,240,880 shares of common stock outstanding.

                                     INDEX



                       PART I.      FINANCIAL INFORMATION
                       ----------------------------------

Item 1.   Financial Statements:

          Interim Condensed Balance Sheets as of
          January 6, 1995 and April 1, 1994                                    3

          Interim Condensed Statements of Income for
          the three months ended January 6, 1995 and
          January 7, 1994                                                      4

          Interim Condensed Statements of Income for
          the nine months ended January 6, 1995 and
          January 7, 1994                                                      5

          Interim Condensed Statements of Cash Flows
          for the nine months ended January 6, 1995
          and January 7, 1994                                                  6

          Notes to Interim Condensed Financial
          Statements                                                           7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                                9


                    PART II.             OTHER INFORMATION
                    --------------------------------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signature                                                                     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             Computone Corporation
                       Interim Condensed Balance Sheets
                  (in thousands except par value and shares)

                                                            January 6, 1995         April 1, 1994
                                                              (unaudited)             (audited)
                                                           -----------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents                              $              417     $              215
  Receivables, net                                                    2,914                  2,905
  Inventories, net                                                    1,731                  2,621
  Prepaid expenses and other                                            188                     48
                                                           -----------------      -----------------
Total current assets                                                  5,250                  5,789

Property, equipment and improvements, net                             1,034                  1,168

Intangible assets, net                                                  887                  1,023

Other                                                                   164                    167
                                                           -----------------      -----------------

Total assets                                             $            7,335     $            8,147
                                                           =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                $            1,145     $            1,201
  Accrued liabilities:
    Payroll                                                             106                    101
    Costs related to discontinued operations                            356                    473
    Other                                                               657                  1,198
  Current maturities of long term obligations                           434                    791
                                                           -----------------      -----------------
Total current liabilities                                             2,698                  3,764

Notes payable to affiliates                                             270                    270

Other long term obligations                                              17                    336

Commitments and contingencies                                           ---                    ---

Stockholders' Equity
 Convertible redeemable preferred stock, $.01
   par value; 10,000,000 shares authorized;
   200,000 share issued                                                   2                      2
 Common stock, $.01 par value; 50,000,000
   shares authorized; 6,240,078 and 6,201,883
   shares outstanding at January 6, 1995 and
   April 1, 1994, respectively                                           62                     62
 Additional paid in capital                                          41,580                 41,649
 Accumulated deficit                                                (37,294)               (37,936)
                                                           -----------------      -----------------
Total stockholders' equity                                            4,350                  3,777
                                                           -----------------      -----------------

Total liabilities and stockholders' equity               $            7,335     $            8,147
                                                           =================      =================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                    Interim Condensed Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                           Three Months Ended
                                                   January 6, 1995     January 7, 1994
                                                 -----------------   -----------------
Revenues:
  Product sales                                 $            3,408  $            3,076

Expenses:
  Cost of products sold                                      2,134               1,813
  Selling, general and administrative                        1,025                 894
  Product development                                          236                 301
                                                 -----------------   -----------------
                                                             3,395               3,008
                                                 -----------------   -----------------

Operating income from continuing operations                     13                  68

Non-Operating income (expense):
  Other income (expense)                                        30                   0
  Interest expense                                             (22)                 (6)
                                                 -----------------   -----------------

Income from continuing operations before taxes                  21                  62

Income tax expense (benefit):
  Current                                                       --                  --
  Deferred                                                      --                  --
                                                 -----------------   -----------------
                                                                --                  --
                                                 -----------------   -----------------
Income from continuing operations                               21                  62

Discontinued operations:
  Income on disposal                                            99                  --
                                                 -----------------   -----------------

Income before extraordinary item                               120                  62

Extraordinary item:
  Debt foregiveness                                             40                  --
                                                 -----------------   -----------------

Net income                                      $              160  $               62
                                                 =================   =================

Net income per common share and common
share equivalents:
  Income from continuing operations                             --                0.01
  Income from discontinued operations                         0.02                  --
  Income from extraordinary item                                --                  --
                                                 -----------------   -----------------
Net income per common share                     $             0.02  $             0.01
                                                 =================   =================

Weighted average common shares and common
 share equivalents outstanding                               6,240               5,633
                                                 =================   =================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                    Interim Condensed Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                           Nine Months Ended
                                                   January 6, 1995      January 7, 1994
                                                 -----------------    -----------------
Revenues:
  Product sales                                  $          10,798    $          10,135
  Royalties                                                     --                  882
                                                 -----------------    -----------------
Net revenues                                                10,798               11,017

Expenses:
  Cost of products sold                                      6,677                5,989
  Selling, general and administrative                        3,097                2,780
  Product development                                          811                  955
                                                 -----------------    -----------------
                                                            10,585                9,724
                                                 -----------------    -----------------

Operating income from continuing operations                    213                1,293

Non-Operating income (expense):
  Other income (expense)                                        31                   34
  Interest expense                                             (28)                (118)
                                                 -----------------    -----------------

Income from continuing operations before taxes                 216                1,209

Income tax expense (benefit):
  Current                                                       --                  436
  Deferred                                                      --                 (436)
                                                 -----------------    -----------------
                                                                --                   --
                                                 -----------------    -----------------
Income from continuing operations                              216                1,209

Discontinued operations:
  Income on disposal                                           184                1,921
                                                 -----------------    -----------------
Income from discontinued operations                            184                1,921
                                                 -----------------    -----------------

Income before extraordinary item                               400                3,130

Extraordinary item:
  Debt foregiveness                                            242                   --
                                                 -----------------    -----------------

Net income                                      $              642   $            3,130
                                                 =================    =================

Net income per common share and common
share equivalents:
  Income from continuing operations                           0.03                 0.23
  Income from discontinued operations                         0.03                 0.36
  Income from extraordinary item                              0.03                   --
                                                 -----------------    -----------------
Net income per common share                     $             0.09   $             0.59
                                                 =================    =================
Weighted average common shares and
   common share equivalents outstanding                      6,205                5,273
                                                 =================    =================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                  Interim Condensed Statements of Cash Flows
                                (in thousands)

                                                                       For the Nine Months Ended
                                                                   January 6, 1995    January 7, 1994
                                                                     (unaudited)        (unaudited)
                                                                  -----------------  -----------------
Cash flows from operating activities:
  Income from continuing operations                              $             458  $            1,209
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
     Depreciation and amortization                                             688                496
     Provision for doubtful accounts                                           (34)                29
     Forgiveness of debt                                                      (242)                --
     Changes in assets and liabilities:
      Receivables                                                               (9)               693
      Inventories                                                              890               (344)
      Prepaid expenses and other                                              (140)               (23)
      Deferred taxes                                                            --                 --
      Accounts payable and accrued liabilities                                (949)              (261)
                                                                  -----------------  -----------------
     Net cash provided by continuing operations                                662              1,799
                                                                  -----------------  -----------------

  Income from discontinued operations                                          184              1,921
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
     Income on disposal                                                       (184)                --
     Change in net assets of discontinued operations                          (133)              (864)
     Provision for loss on disposal                                             --             (1,921)
                                                                  -----------------  -----------------
     Net cash used in continuing operations                                   (133)              (864)
                                                                  -----------------  -----------------

Net cash provided by operating activities                                      529                935
                                                                  -----------------  -----------------

Cash flows from investing activities:
 (Increase) decrease in other assets                                             3               (144)
 Capitalization of software costs                                             (224)              (363)
 Purchase and capitalization of property and equipment                         (68)              (327)
                                                                  -----------------  -----------------

Net cash used in investing activities                                         (289)              (834)
                                                                  -----------------  -----------------

Cash flows from financing activities:
 Borrowings under term debt agreements                                         300                 --
 Repayment of debt                                                            (350)              (320)
 Exercise of common stock options                                               12                116
 Issuance of preferred stock                                                    --                350
                                                                  -----------------  -----------------

Net cash (used in) provided by financing activities                            (38)               146
                                                                  -----------------  -----------------

Net increase in cash and cash equivalents                                      202                247
Cash and cash equivalents at beginning of period                               215                104
                                                                  -----------------  -----------------
Cash and cash equivalents at end of period                       $             417  $             351
                                                                  =================  =================
Supplemental disclosures:
 Interest paid                                                   $               28 $                8
                                                                  =================  =================

       See accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation
     --------------------

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

        The financial statements presented herein, as of January 6, 1995 and for the three and nine months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2. Inventories
   -----------

        Inventories, net of a reserve for obsolete, excess and non-salable
items, consisted of the following at January 6, 1995 and   April 1, 1994 (in
thousands):


                            Jan 6,1995  Apr 1,1994
                            ----------  ----------

        Finished goods          $  403      $  799
        Work in progress           391         542
        Raw materials              937       1,280
                                ------      ------
                                $1,731      $2,621
                                ======      ======

 Income per share
 ----------------

   Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

                             COMPUTONE CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at January 6, 1995.

     The Company estimates that no current provision for income taxes is required for the nine months ended January 6, 1995.

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

6. Extraordinary item
   ------------------

     During the three months ended January 6, 1995, the Company identified opportunities to reduce its working capital requirements by negotiating lump-sum payment settlements with various vendors with which the Company had previously restructured outstanding debt. As a result of these negotiations, the Company was able to reduce the amounts payable to these vendors by approximately $40,000 which was accounted for as extraordinary income.

ITEM 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition for the Three and Nine Months Ended January 6, 1995.


INTRODUCTION
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


Liquidity
---------

     Cash provided by income from continuing operations amounted to $662,000 for the nine months ended January 6, 1995 compared to cash provided by continuing operations of $1,799,000 for the comparable nine months ended January 7, 1994. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the termination of a royalty agreement during the nine months ended January 7, 1994 and a reduction in accounts payable and accrued liabilities.


     Cash used in financing activities amounted to $38,000 for the nine months ended January 6, 1995 compared with $146,000 provided by financing activities for the comparable nine months of the prior fiscal year. This change from the same period of the prior fiscal year results from the issuance of preferred stock during the nine months ended January 7, 1994.


     Working capital amounted to $2,552,000 at January 6, 1995, an increase of $527,000, since April 1, 1994. The ratio of current assets to current liabilities at January 6, 1995 was 1.95 to 1.00 compared to 1.54 to 1.00 at April 1, 1994. The increase in working capital is primarily attributable to the payment of a portion of the Company's accrued liabilities.


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

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition for the Three and Nine Months Ended January 6, 1995 (continued).


Results of operations
---------------------

     Product sales revenue from continuing operations for the quarter ended January 6, 1995 totaled approximately $3,408,000 compared to $3,076,000 for the comparable quarter of the prior fiscal year, an 11% increase. Product sales revenues for the nine months ended January 6, 1995 were $10,798,000 versus $10,135,000 during the same period of the prior fiscal year, a 7% increase. Net revenues for the nine months ended January 7, 1994 included $882,000 related to royalties received. The increases in product sales revenues can be attributed to the Company's continuing efforts to open new distribution channels throughout the world.


     Cost of products sold for the quarter amounted to $2,134,000 or 63% of product sales revenues versus $1,813,000 or 59% for the comparable quarter of the prior year. For the nine months ended January 6, 1995, cost of products sold amounted to $6,677,000 or 62% of product sales revenue, versus $5,989,000 or 59% for the comparable nine months of the prior fiscal year. The Company continues to focus on reducing the cost of products sold in order to increase profitability of continuing operations. However, some initial start-up costs associated with the outsourcing of production has caused a temporary increase in cost of products sold.


     Selling, general and administrative expenses amounted to   $1,025,000
and $3,097,000 or 30% and 29% of product sales revenue for the three and nine ended January 6, 1995 versus $894,000 and $2,780,000 or 29% and 27% of product sales revenue for the comparable three and nine months of the prior fiscal year, respectively. The increases in expenses when compared to the same periods of the prior fiscal year can be attributed to advertising and marketing expenditures.


     Product development expenses amounted to $236,000 and $811,000 or 7% and 8% of product sales revenue for the three and nine month periods ended January 6, 1995 This compares to $301,000 and $955,000 or 10% and 9% of product sales revenue for the comparable three and nine periods of the prior fiscal year. This reduction can be attributed to the capitalization of product development expenses related to new products.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition for the Three and Nine Months Ended January 6, 1995 (continued).


     Income from continuing operations for the quarter ended January 6, 1995 amounted to $21,000 compared to $62,000 for the comparable quarter of the prior fiscal year, a 66% decrease. Income from continuing operations for the nine months ended January 6, 1995 was $216,000 versus $327,000 for the same nine month period of the prior fiscal year excluding the non-product royalty income received during the prior fiscal year. This results in a 34% decrease from the prior fiscal year. These decreases in income can be attributed to the Company's temporary increase in costs of products sold associated with some start-up costs pertaining to the outsourcing of production.


     Income from discontinued operations totaled $184,000 for the nine months ended January 6, 1995 compared to $1,921,000 for the nine months ended January 7, 1994. The $184,000 related to the sale of certain assets. The $1,921,000 related to the fact that the loss on disposal of Princeton and Denison was less than originally provided for and, therefore, the estimated disposal costs were reduced.


     During the three months ended January 6, 1995, the Company identified opportunities to reduce its working capital requirements by negotiating lump-sum payment settlements with various vendors with which the Company had previously restructured outstanding debt. As a result of these negotiations, the Company was able to reduce the amounts payable to these vendors by approximately
$40,000 which was accounted for as extraordinary income.

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

     b) The Company filed a report dated December 15, 1994 on Form 8-K reporting under Item 4. The report disclosed details of the Company's terminated relationship with its independent accountant, Ernst & Young LLP.

          The Company is continuing to interview independent accounting firms with the intention of making a decision on a firm in the near future.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COMPUTONE CORPORATION


Date:  February 16, 1996               By: /s/ Thomas J. Anderson
                                           ----------------------
                                       Thomas J. Anderson
                                       President & Chief Operating Officer
                                       (duly authorized officer and
                                       Principal Executive Officer)

                                       By: /s/ Gregory A. Alba
                                           -------------------
                                       Gregory A. Alba
                                       Controller
                                       Principal Accounting Officer