Form 10-Q
period 1996-01-05
COMPUTONE CORPORATION
filed 1996-02-15
CIK 819479

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 5, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission file number 0-16172

                             COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                      23-2472952
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1100 Northmeadow Parkway, Suite 150, Roswell, GA         30076
------------------------------------------------         -----
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

       As of January 5, 1996, there were 6,357,197 shares of common stock outstanding.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Interim Consolidated Balance Sheets as of
          January 5, 1996 and April 7, 1995                                    3

          Interim Consolidated Statements of Operations for
          the three months ended January 5, 1996 and January 6, 1995           4

          Interim Consolidated Statements of Operations for the nine
          months ended January 5, 1996 and January 6, 1995                     5

          Interim Consolidated Statements of Cash Flows the nine months
          ended January 5, 1996 and January 6, 1995                            6

          Notes to Interim Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                              9


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             Computone Corporation
                      Interim Consolidated Balance Sheets
                  (in thousands except par value and shares)

                                                                         January 5, 1996       April 7, 1995
                                                                          (unaudited)            (audited)
                                                                        -----------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $             113     $           297
  Receivables, net                                                                 3,588               3,253
  Inventories, net                                                                 2,306               2,174
  Prepaid expenses and other                                                         119                 110
                                                                        -----------------     ---------------
Total current assets                                                               6,126               5,834

Property, equipment and improvements, net                                            636                 897

Intangible assets, net                                                               627                 891

Other                                                                                 97                 101
                                                                        -----------------     ---------------

Total assets                                                           $           7,486     $         7,723
                                                                        =================     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                              $           1,868     $         1,797
  Accrued liabilities:
    Payroll                                                                          109                 164
    Disputed matter                                                                   39                 230
    Professional fees                                                                 61                  96
    Other                                                                            359                 425
  Line of credit                                                                     665                  --
  Current maturities of long term debt                                               212                 230
                                                                        -----------------     ---------------
Total current liabilities                                                          3,313               2,942

Notes payable to stockholders                                                        270                 270

Long term debt, less current maturities                                              172                 314
                                                                        -----------------     ---------------

Total liabilities                                                                  3,755               3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
   10,000,000 shares authorized; 0 shares issued                                       0                   2
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 6,357,197 and 6,207,184 shares outstanding                             64                  62
  Additional paid in capital                                                      41,486              41,517
  Accumulated deficit                                                            (37,819)            (37,384)
                                                                        -----------------     ---------------
Total stockholders' equity                                                         3,731               4,197
                                                                        -----------------     ---------------

Total liabilities and stockholders' equity                             $           7,486     $         7,723
                                                                        =================     ===============

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                   Interim Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                Three Months Ended
                                                      January 5, 1996       January 6, 1995
                                                     ------------------    ------------------
Revenues:
  Product sales                                     $            3,310    $            3,408

Expenses:
  Cost of products sold                                          2,113                 2,134
  Selling, general and administrative                              729                 1,025
  Product development                                              244                   236
                                                     ------------------    ------------------
                                                                 3,086                 3,395
                                                     ------------------    ------------------

Operating income from continuing operations                        224                    13

Non-Operating income (expense):
  Other income (expense)                                            10                    30
  Interest expense                                                 (35)                  (22)
                                                     ------------------    ------------------

Income from continuing operations before taxes                     199                    21

Income tax expense (benefit):
  Current                                                           --                    --
  Deferred                                                          --                    --
                                                     ------------------    ------------------
                                                                    --                    --
                                                     ------------------    ------------------
Income from continuing operations                                  199                    21

Discontinued operations:
  Income on disposal                                                --                    99
                                                     ------------------    ------------------

Income before extraordinary item                                   199                   120

Extraordinary item:
  Debt foregiveness                                                 --                    40
                                                     ------------------    ------------------

Net income                                          $              199    $              160
                                                     ==================    ==================

Net income per common share and common
share equivalents:
  Income from continuing operations                               0.03                    --
  Income from discontinued operations                               --                  0.02
  Income from extraordinary item                                    --                    --
                                                     ------------------    ------------------
Net income per common share                         $             0.03    $             0.02
                                                     ==================    ==================

Weighted average common shares and
 common share equivalents outstanding                            6,502                 6,412
                                                     ==================    ==================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
            Interim Condensed Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                Nine Months Ended
                                                      January 5, 1996      January 6, 1995
                                                     ------------------   ------------------
Revenues:
  Product sales                                     $            8,638    $          10,798

Expenses:
  Cost of products sold                                          5,158                6,677
  Selling, general and administrative                            2,825                3,095
  Product development                                            1,034                  812
                                                     ------------------   ------------------
                                                                 9,017               10,584
                                                     ------------------   ------------------

Operating income from continuing operations                       (379)                 214

Non-Operating income (expense):
  Other income (expense)                                            20                   34
  Interest expense                                                 (75)                 (32)
                                                     ------------------   ------------------

Income from continuing operations before taxes                    (434)                 216

Income tax expense (benefit):
  Current                                                           --                   --
  Deferred                                                          --                   --
                                                     ------------------   ------------------
                                                                    --                   --
                                                     ------------------   ------------------
Income from continuing operations                                 (434)                 216

Discontinued operations:
  Income on disposal                                                --                  184
                                                     ------------------   ------------------
Income from discontinued operations                                 --                  184
                                                     ------------------   ------------------

Income before extraordinary item                                  (434)                 400

Extraordinary item:
  Debt foregiveness                                                 --                  242
                                                     ------------------   ------------------

Net income                                          $             (434)  $              642
                                                     ==================   ==================

Net income per common share and common
share equivalents:
  Income from continuing operations                              (0.07)                0.03
  Income from discontinued operations                               --                 0.03
  Income from extraordinary item                                    --                 0.03
                                                     ------------------   ------------------
Net income per common share                         $            (0.07)  $             0.09
                                                     ==================   ==================
Weighted average common shares and
 common share equivalents outstanding                            6,485                6,205
                                                     ==================   ==================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                             For the nine months ended
                                                                        January 5, 1996     January 6, 1995
                                                                         (unaudited)         (unaudited)
                                                                       -----------------   ----------------
Cash flows from operating activities:
 Income (loss) from continuing operations                             $            (434)  $            458
 Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
   Depreciation and amortization                                                    768                688
   Provision for possible losses                                                   (385)               (34)
   Forgiveness of debt                                                               --               (242)
   Changes in current assets and current liabilities:
     Accounts receivable                                                             71                 (9)
     Inventories                                                                   (153)               890
     Prepaid expenses and other                                                      (9)              (140)
     Accounts payable and accrued liabilities                                      (295)              (949)
                                                                       -----------------   ----------------
   Net cash provided by (used in) continuing operations                            (437)               662
                                                                       -----------------   ----------------

  Income (loss) from discontinued operations                                         --                184
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss on disposal                                                    --               (184)
        Change in net assets of discontinued operations                              --               (133)
                                                                       -----------------   ----------------
      Net cash used in discontinued operations                                       --               (133)
                                                                       -----------------   ----------------

Net cash provided by (used in) operating activities                                (437)               529
                                                                       -----------------   ----------------

Cash flows from investing activities:
  (Increase) decrease in other assets                                                 1                  3
  Capitalization of software costs                                                 (197)              (224)
  Capital expenditures, net of disposals                                            (44)               (68)
                                                                       -----------------   ----------------

Net cash used in investing activities                                              (240)              (289)
                                                                       -----------------   ----------------

Cash flows from financing activities:
  Borrowings under long term debt agreements                                         --                300
  Net borrowings (repayments) under line of credit                                  665                 --
  Repayment of debt - net                                                          (142)              (350)
  Issuance of common stock for preferred                                              2                 --
  Dividends paid                                                                    (32)
  Exercise of common stock options and warrants                                      --                 12
                                                                       -----------------   ----------------

Net cash provided by (used in) financing activities                                 493                (38)
                                                                       -----------------   ----------------

Net decrease in cash and cash equivalents                                          (184)               202
Cash and cash equivalents, beginning of period                                      297                215
                                                                       -----------------   ----------------
Cash and cash equivalents, end of period                              $             113   $            417
                                                                       =================   ================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                          $              75   $              7


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

     The financial statements presented herein, as of January 5, 1996 and for the three and nine months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2. Inventories
   -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 5, 1996 and April 7, 1995 (in thousands):

                         January 5, 1996  April 7, 1995
                         ---------------  -------------

     Finished goods               $  581         $  544
     Work in progress                567            584
     Raw materials                 1,158          1,046
                                  ------         ------
                                  $2,306         $2,174
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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at January 5, 1996.

     The Company estimates that no current provision for income taxes is required for the nine months ended January 5, 1996.

5. Debt
   ----

     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). On April 7, 1995, the Company refinanced the note in the amount of $402,823 and reduced the monthly payments from $16,666.67 to $13,427.44. The note bears interest at a rate of floating prime plus 2%. On July 31, 1995, the Agreement was extended to $750,000 and it bears interest at a rate of floating prime plus 1% on any proceeds and .50% on any unused portion of the line. The prime rate was 8.50% at January 5, 1996. The Agreement also calls for collateral consisting of accounts receivable, inventory and equipment and is guaranteed by an officer of the Company.

ITEM 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition      for the Three and Nine Months Ended January 5, 1996.


INTRODUCTION
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


Liquidity
---------

     Cash used in continuing operations amounted to $437,000 for the nine months ended January 5, 1996 compared to cash provided by continuing operations of $662,000 for the comparable nine months ended January 6, 1995. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the decrease in product sales.

     Cash used in investing activities amounted to $240,000 for the nine months ended January 5, 1996 compared with $289,000 used in financing activities for the comparable nine months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the Company capitalizing a lesser amount of software development costs as a result of a smaller development headcount and a lesser amount of expenditures related to capital purchases.

     Cash provided by financing activities during the nine months ended January 5, 1996 was $493,000 from the nine months ended January 5, 1996 versus $38,000 of cash used in financing activities for the same nine months of the prior fiscal year. This $531,000 change can be attributed to the Company borrowing against its revolving credit agreement.

     Working capital amounted to $2,903,000 at January 5, 1996, an increase of $11,000, since April 7, 1995. The ratio of current assets to current liabilities at January 5, 1996 was 1.85 to 1.00 compared to 1.98 to 1.00 at April 7, 1995. The increase in working capital is primarily attributable to the increase in receivables resulting from strong period end sales.



Results of operations
---------------------

     Product sales revenue from continuing operations for the quarter ended January 5, 1996 totaled approximately $3,310,000 compared to $3,408,000 for the
comparable quarter of the prior fiscal year, a decrease of 3%.   For the nine
months ended January 5, 1996, product sales revenues decreased 20% from $10,798,000 to $8,638,000 when compared to the same period of the prior fiscal year. These decreases in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and a domestic distributor.

ITEM 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition         for the Three and Nine months ended January 5, 1996
(continued).

Results of operations (continued)
---------------------------------

     Cost of products sold for the quarter amounted to $2,113,000 or 64% of product sales revenues versus $2,134,000 or 63% for the comparable quarter of the prior year. For the nine months ended January 5, 1996, cost of sales amounted to $5,158,000 or 60% of product sales revenues versus $6,677,000 or 62% during the same nine month period of the prior fiscal year. The increase in cost of products sold as a percentage of product sales revenues during the three months ended January 5, 1996, when compared to the same period of the prior fiscal year, can be attributed to a one-time sale to a division of a major customer. Previous and subsequent sales to this major customer have been and are at greater margins. The decrease in cost of products sold as a percentage of product sales revenues for the nine months ended January 5, 1996 can be attributed to the Company's decision, in the third quarter of last fiscal year, to begin outsourcing the production of a majority of its products.

     Selling, general and administrative expenses amounted to $729,000 or 22% of product sales revenue for the three months ended January 5, 1996 versus $1,025,000 or 30% of product sales revenue for the comparable three months of the prior fiscal year. For the nine months ended January 5, 1996, selling, general and administrative expenses were $2,825,000 or 33% of product sales revenues versus $3,095,000 or 29% of product sales revenues for the same nine month period of the prior fiscal year. The decrease in expenses during the quarter ended January 5, 1996 versus the same period of the prior fiscal year can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits and the Company becoming re-listed on the NASDAQ stock market and the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company continues to review its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

     Product development expenses amounted to $244,000 or 7% of product sales revenue for the three months ended January 5, 1996 versus $236,000 or 7% of product sales revenue for the comparable three month period of the prior fiscal year. For the nine month period ended January 5, 1996, product development expenses were $1,034,000, or 12% or product sales revenues as compared to $812,000 or 8% of product sales revenues during the nine month period ended January 6, 1995. The marginal increase during the three months ended January 5, 1996, as compared to the same three month period of the prior fiscal year, can be attributed to normal operating expenses. The increase in product development expenses during the nine months ended January 5, 1996 versus the same period of the prior fiscal year can be attributed to a one-time charge to accelerate the amortization of product development expenses related to costs capitalized prior to April 1, 1994. This one-time charge of $277,000 in the first quarter of this fiscal year will result in an annual savings of over $100,000 during this fiscal year and $144,000 during the next fiscal year.

ITEM 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition         for the Three and Nine months ended January 5, 1996
(continued).

Results of operations (continued)
---------------------------------

     The Company reported income from continuing operations for the quarter ended January 5, 1996 of $199,000 compared to income from continuing operations
of $21,000 for the comparable quarter of the prior fiscal year.   The Company
continues to benefit from the first quarter implementation of major reductions in day-to-day operating expenses and the continuing reduction of its cost of products sold through outsourcing. For the nine months ended January 5, 1996, the Company had an operating loss of $434,000 versus operating income of $216,000 during the same period of the prior fiscal year. This decrease in operating income can be attributed to the $2,160,000 decrease in product sales along with the one-time charges in the first quarter for $277,000 of accelerated product development amortization expense.

     Income from discontinued operations totaled $184,000 for the nine months ended January 6, 1995 whereas the Company recorded no income from discontinued operations for the nine months ended January 5, 1996. The $184,000 related to the fact that the loss on the disposal of Princeton and Denison was less than originally provided for and, therefore, the estimated disposal costs were reduced. Also, the Company recorded extraordinary income of $242,00 for the nine months ended January 6, 1995 related to the settlement of outstanding trade payables balances.

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

          Not Applicable.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

          The Company reported on Form 8-K, filed on January 18, 1996, that Richard A. Hansen and Thomas J. Anderson have acquired control of the Company by reason of their ownership of voting securities of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COMPUTONE CORPORATION


Date: February 16, 1996              By: /s/Thomas J. Anderson
                                         ---------------------
                                         Thomas J. Anderson
                                         President & Chief Operating Officer
                                         (duly authorized officer and
                                         Principal Executive Officer)

                                     By: /s/ Gregory A. Alba
                                         -------------------
                                         Gregory A. Alba
                                         Controller
                                         Principal Accounting Officer