Form 10-K
period 1996-04-05
COMPUTONE CORPORATION
filed 1996-08-21
CIK 819479

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended April 5, 1996

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________________ to _________________

                        Commission file number 0-16172

                            COMPUTONE CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                         23-2472952
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


1100 Northmeadow Parkway, Suite 150, Roswell, Georgia            30076
     (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:   (770) 475-2725

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On July 5, 1996, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $6,946,510.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,357,184 shares of Common Stock outstanding on July 5, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                             COMPUTONE CORPORATION

                              INDEX TO FORM 10-K


                                                                    Page
                                                                   ------
PART I.

  Item 1.     Business                                                3

  Item 2.     Properties                                              9

  Item 3.     Legal Proceedings                                       9

  Item 4.     Submission of Matters to a Vote of Security Holders     9



PART II.

  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                    10

  Item 6.     Selected Financial Data                                11

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    12

  Item 8.     Financial Statements and Supplementary Data            18

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                    18



PART III.

  Item 10.    Directors and Executive Officers of the Registrant     19

  Item 11.    Executive Compensation                                 21

  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                         23

  Item 13.    Certain Relationships and Related Transactions         24



PART IV.

        Item 14.    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                   27

                    Signatures                                            31

                                    PART I

Item 1. Business.
- ------- --------

        (a) General Development of Business.
        -------------------------------

        The Company was incorporated as a Delaware corporation in 1987 under the name CPX, Inc. In August 1987, the Company acquired certain operating divisions of Computone Systems Incorporated pursuant to an order of the United States Bankruptcy Court for the Northern District of Georgia, and simultaneously changed its name to Computone Systems Incorporated. In May 1988, the Company changed its name to World-Wide Technology Inc. In May 1991, the Company changed its name from World-Wide Technology Inc. to Computone Corporation.

        During its fiscal year ended April 5, 1996, there were no material developments in the Company's business. See, however, Part III hereof.

        (b) Financial Information about Industry Segments.
            ---------------------------------------------

        The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

        (c) Narrative Description of Business.
            ---------------------------------

Current Business

        The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. During fiscal 1996, the Company has introduced products that provide remote access communications to corporate Local Area Networks ("LANs") and the Internet. These communication server products address the fast growing Internet connectivity market as well as the remote communications requirements of corporations with multiple offices, remote and traveling personnel, and telecommuting. Other principal Company products are multi-port communications adapters ("subsystems") that manage the flow of data between serial devices (e.g., terminals, printers and modems) and the central processing unit ("CPU") of a host computer.

        Based on management's assessment of its current product line versus that of its competition, the Company believes that it has consistently been among the first to market with innovative technology and enhancements. The Company's remote access and multi-user connectivity products are the result of a carefully balanced approach to hardware and software development. High performance hardware is enhanced by software that has been field proven for over 12 years. The Company was recently awarded, in May 1996, Arthur Andersen's prestigious "Fast Tech 50" award for the fourth consecutive year.

        The remote access market is a dynamic segment of the networking industry and is exploding with opportunity. Companies have realized that in order to stay competitive in the global marketplace, they have either adopted or plan to adopt a remote access solution. According to the 1995 InfoWorld Remote Access study, 73% of employees conduct work from home after regular business hours, 48% are business travelers, 42% are from the mobile workforce such as sales and technical support personnel, 35% are telecommuters and 26% are employees in small branch offices.

        Universal remote access addressess the needs of both Internet and intranet users. The Internet is the interconnected public global network of separate networks that are capable of passing information via a common set of internet protocols. An intranet is a private network based on these same Internet protocols but is protected from the public internet by a firewall. The firewall prevents any unwanted intrusion into the network by anyone outside the firewall.

       The Internet has experienced explosive growth over the last several years as indicated by the 25 fold growth in the past five years of Internet Hosts, or connected computers. It is anticipated that this growth will continue at least until the year 2000. The intranet server market is nearly twice as large as the Internet server market. The anticipated growth in the Internet server market is 142% from 1996 to 1998 and 390% from 1998 to the year 2000 while the intranet server market is anticipated to grow 122% from 1996 to 1998 and 404% from 1998 to the year 2000. This information was obtained from the Merrill Lynch publication "I'Net Computing" dated July 17, 1996.

       With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself from a sales perspective to take advantage of these opportunities. These remote access products allowed the company to compete for and obtain significant orders directly from Value Added Re-sellers "VAR's" and large major corporations. This positioning required the company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the fiscal year to 1,822 at the end of the fiscal year while its number of domestic distributors decreased from 14 at the beginning of the fiscal year to 6 at the end of the fiscal year. Management believes that the focus of sales of remote access products towards VAR's and large major customers versus distributors is necessary because of the requirement to provide technical support for these products. While sales through the distribution are made at a greater discount than through other channels, the level of support that needs to be provided to the distribution channel would certainly be greater than to other channels and therefore not as cost effective. Conversely, customers in the VAR and major account channels are, in general, more technically competent and require a lesser degree of technical assistance. Further, management believes that margins tend to be higher with sales to VAR's than to distributors as a result of the lesser degree of discounting. Additionally, management believes that with 6 domestic distributors, it has the proper number of distributors required to go forward with its sales objectives. With the increased number of VAR's in its sales channel, management believes that the greater number provides management with a better opportunity to also meet these sales objectives. The mix of domestic distributors includes distributors that operate on both national and regional levels. The additional costs of doing business with distributors versus VAR's and major customers, such as techical support, co-op advertising and pricing discounts, support management's decision to maintain a domestic distribution customer base at its current level.

       During the 1995 fiscal year, the Company had sales of approximately $921,000 in rermote access products, or 6% of net revenues. During the 1996 fiscal year, sales of remote access products grew to approximately $1,936,000, or 20% of net revenues. The Company estimates that during fiscal 1997, sales of remote access products will grow to over $4,000,000.

       Remote access markets are addressed by both the new communication server products and traditional multi-port products of the Company. The new communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high speed serial communication devices. IntelliServer software incorporates a UNIX-like operating system and LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols.

       The majority of the Company's multi-port systems are intelligent devices that incorporate on-board processors, memory chips and related circuitry, which allows the multi-port subsystem to manage efficiently the flow of data to and from the host computer, relieving the host computer's CPU of most input/output ("I/O") functions and enhancing overall performance.

       The Company's multi-port products are now available on today's most popular computer platforms (new PCI compatible systems, ISA systems (IBM PC AT-compatible), EISA-compatible and IBM Micro Channel-compatible systems) and a large number of industry-standard operating systems (SCO UNIX, Unixware, Solaris, UNIX derivatives, Xenix, Microsoft WindowsNT, IBM OS/2, DOS, and Multi-User DOS and Novell Netware).

       The Company currently offers four families of multi-port products with widespread industry name recognition: ValuePort, IntelliPort II, IntelliPort II EXpandable and IntelliCluster. These products, combined with the IntelliServer communication server products, are currently marketed to distributors, systems integrators, value-added resellers ("VARs") and large volume end-users.
Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

       To serve these OEM customers, a company in this industry must:

       (a)  offer a wide range of products that meet the specific performance
            and price requirements of individual   customers;

       (b) offer advanced technology and features that differentiate its products from the competition;

       (c) offer products that are compatible with industry-standard computer systems, operating environments, communications protocol and applications;

       (d) provide low-defect, high quality products and timely product updates; and

       (e)  offer high quality technical support on a fast-response basis.

       The Company has also developed several products that address the needs of users who need to connect to LANs and enterprise-wide area networks. This product group now consists of a wide range of software-based data communications solutions that give UNIX users access to IBM, SNA and worldwide X.25 networks.

Technology

Communication Servers

       The IntelliServer product line provides remote communication to Local Area Networks (known as "remote access") so that users of networks can access services and computers on networks from anywhere in the world. Network users can work anywhere and gain access to corporate networks for Internet access, remote client access, multi-user host access and remote office access. Standardized protocols are used so that the IntelliServer is independent of the different operating systems used on networked computers. The IntelliServer provides transparent remote access to Ethernet LAN's, provides easy access to Internet services, and routes TCP/IP traffic using the industry standard PPP protocol. For remote / branch offices, the IntelliServer is an easy to use dial-up router for serial connection to a home office, Internet services, or dial-in / dial-out modem accesses.

       The IntelliServer products utilize workstation caliber hardware and a sophisticated UNIX-like operating system and industry standard Ethernet TCP/IP networking protocols. Ethernet TCP/IP networks are the standard for Unix and Internet networking. Internet access, remote access, and network routing are among the fasted growing network market segments. In addition to remote and Internet access, the IntelliServer allows traditional serial devices, such as those used with the Company's multi-port products, to interface and communicate over Local Area Networks.

       Both SlimLine and the new PowerRack models are available in the IntelliServer product family. The PowerRack provides high performance with the convenience of a rack mount/table top enclosure. Serial port bit rates up to 921,600 bits per second on all serial channels meet and exceed the most demanding throughput requirements using V.34 modems and/or ISDN links. The SlimLine offers an attractive table top or wall mount enclosure. Both models are expandable from the initial 16 ports up to a total of 64 serial ports, can be connected directly to a Ethernet TCP/IP LAN, or can be booted independently and operated as a stand alone unit.

Asynchronous (Serial) Multi-Port I/O Subsystems

       The Company's multi-port subsystems provide remote access and multi-user/multi-port solutions. They allow multiple serial devices (terminals, printers, plotters, modems, Point-of-Sale, data acquisition, bar code scanners, etc.) to be connected to a PCI, PC AT ("ISA"), EISA, or Micro Channel "host" computer. Multi-port subsystems can be either non-intelligent (placing the burden of managing I/O functions on the host computer's CPU) or intelligent (off loading the host computer of I/O-related tasks and increasing overall throughput within the system).

       The Company's multi-port products currently consist of:

       .    ValuePort - economical 4-port solutions for ISA/EISA computers.
            ---------

       .    IntelliPort II - high-performance 4-port and 8-port solutions for
            --------------
            ISA, EISA, and Micro Channel computers.

       .    IntelliPort II EXpandable - scaleable high-performance 16 to 64 port
            -------------------------
            subsystems for PCI, ISA, EISA, and Micro Channel computers.

       .    IntelliCluster - scaleable long-distance 16 to 1,024 multi-port
            --------------
            subsystems for organizations with widely distributed workgroups for PCI and ISA/EISA computer systems.

       All of the Company's multi-port subsystems are intelligent devices, with the exception of the ValuePort line. The ValuePort line is intended as an economical solution for users who wish to connect a limited number of serial devices to their system. ValuePort configurations are 4-port models for ISA/EISA systems offering serial line speeds up to 460,000 bits per second with an I/O mapped host interface using industry standard 16C550 and 16C650 UART devices.

       The Company's most popular multi-port families, the IntelliPort II and IntelliPort II EXpandable, are high-performance subsystems that require no host system memory space, eliminating traditional conflicts with other host devices. The newest addition to the IntelliPort II EXpandable family is support for PCI bus compatible systems. The Company believes it was the one of the first companies to offer multi-port products for the new high performance PCI system bus. In addition, the Company has added support for high speed RS-422 communications systems.

       The IntelliPort II and IntelliPort II EXpandable products include several features that are popular with users. These features include menu-driven installation and configuration for UNIX systems; 200,000 bits per second throughput; non-EXpandable 4-port and 8-port models; a modular 8 or 16-port model that can be expanded up to 64-ports; support for PCI, ISA, EISA, and Micro Channel compatible systems; downloadable "firmware" software for easy upgrades; and software device drivers for a large number of different operating systems, including:

       .    SCO UNIX and SCO Xenix
       .    UNIX System V.3.2 and derivatives (AT&T, Interactive, etc.)
       .    UNIX SVR4 and derivatives (AT&T, UnixWare, Solaris, etc.)
       .    DOS and Multi-User DOS variants (Concurrent Controls DOS, THEOS, etc.)
       .    Microsoft WindowsNT
       .    IBM OS/2 and CITRIX
       .    Novell Netware

IntelliPort II and IntelliPort II EXpandable software drivers include the following IntelliFeatures Productivity Suite:

       IntelliView - allows a terminal with multi-page memory to display up to eight different screens, letting users instantly toggle from one screen to another. This feature gives users added flexibility and increases overall productivity.

       IntelliPrint - allows users to transparently route data to a printer connected to a terminal's "AUX" (auxiliary) port. Printing does not interfere with active host sessions on the terminal.

       IntelliSet - allows users to select data rate, flow control, and similar hardware related features that are not directly supported by the operating system or device drivers. Users can "lock in" individual parameters, or specify them as defaults that can subsequently be changed.

       IntelliTools - software enables users to monitor, diagnose and administer a Computone multi-port installation from a remote location, saving users time and money.

       The Company's newest multi-port product is the IntelliCluster, a family of multi-port solutions which addresses the needs of large organizations with distributed topologies (e.g., companies with workgroups or departments that are distributed throughout one or more buildings or different areas within a large building). The newest member of the IntelliCluster family is the PCI IntelliCluster for new high performance PCI compatible computer systems.

       Computone multi-port products are well-suited for Novell LANs that require multiple modems for remote access and outbound services such as Bulletin Boards (BBS). Computone products are compatible with popular communications applications, including Funk Software (remote access software WanderLink), NetWare CONNECT (certified by Novell Labs), Windows 95 (PPP) remote applications, Cheyenne FAXServe (Cheyenne certified), Mustang Software (BBS), Galacticom (BBS) and CITRIX multi-user products.

Synchronous and Multi-Protocol Hardware

       The Company has developed several configurable communications adapters for use by VARs and OEMs. These adapters are designed to support popular and emerging asynchronous and synchronous data communications protocols such as SDLC, HDLC and X.25.

       The Company has developed:

       .    The AT6SE, a medium-speed adapter with two synchronous
            ---------
                communications ports and four built-in asynchronous ports for ISA systems.

       .    The MPA2, a high-speed, economical two-port adapter for ISA and
            --------
                MicroChannel systems with various plug-in "feature modules" that support RS-232, RS-449, EIA-530, EIA-530-A, V.35 and V.36 communications.

Marketing

       To accommodate the evolving computer systems marketplace, the Company has established sales channels through distributors, VARs, ISP's (internet service providers), dealers, computer systems integrators, sophisticated end users, OEM's (original equipment manufacturers) and major government agencies. These distribution channels make the Company's products available to the entire computer marketplace.

       Customers for the Company's products are located throughout the world. During the Company's 1996 fiscal year, approximately 67% of the Company's revenues from continuing operations were generated in the United States. Sales in the United States represented 64% and 77% of revenues from continuing operations for the Company's 1995 and 1994 fiscal years, respectively.

       The development of product testing and customer services is an on-going program for the Company. Through its product testing staff, the Company offers product specification programs, compatibility testing with computers and other peripherals, operating systems and applications software, beta testing and competitive product testing. Through its customer service staff, the Company continues to build its program which responds to customer needs with accurate solutions in a timely manner. The customer may receive updates or revisions of operating system device drivers from this department, may obtain them via modem from the Company's 24-hour on-line Bulletin Board Service or from the companies INTERNET ftp site.

Competition

       The growing market for products of the type offered by the Company is highly competitive. The Company believes its share of this market is currently less than 10%. At least four other companies are manufacturing and selling products which compete with the products sold by the Company in the multi-user segment of the microcomputer industry, and approximately 25 additional companies have the capacity to offer competitive products. Many of the Company's competitors have greater financial resources than those of the Company. Digi International, Specialix and Equinox frequently compete with the Company for the same customers in the United States market. In the European market, Chase Research Limited, Specialix, Cisco and Livingston are the Company's principal competitors.

          The Company's competition comes from these types of firms: (i) other manufacturers of remote access and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers and (iii) LAN device manufacturers. The products manufactured by the Company and by each of its competitors vary in capability, function and performance. Trends in new microcomputer technology, especially with regard to a process known as memory caching, a relatively inexpensive method of faster access to greater amounts of internal computer memory, thus maximizing overall perfor mance, have rendered many of the Company's (as well as its competitors') older products incompatible with certain configurations of new computers coming into the market. In response to the changing technology, the Company implemented a design and production program addressing full compatibility with this new technology, resulting in the production of its "I/O-mapped" architecture, ValuePort, IntelliPort II, IntelliPort II EXpandable and IntelliCluster products. In response to the current trend of telecommuting and having remote access to a corporate network, the Company implemented the IntelliServer product line. The latest addition to its line, the PowerRack version, meets and exceeds the requirements for the latest remote access technology with serial port bit rates up to 921.6 kbps on each of its 64 (PPP) lines.

       The Company expects its competitors to continue to improve the design and performance of their products. As is typical with the Company's competitors, the Company does not hold any patents on its products and relies principally on its ability to innovate to remain competitive. However, the Company has embarked on an aggressive program to lower the cost of its products and prevent unauthorized duplication by creating and integrating new application-specific integrated circuit ("ASIC") high-density chips for use in current and future products or will have sufficient working capital to do so. Although the Company believes that it offers products with price and performance characteristics competitive with, and in certain instances, superior to, those offered by its competitors, there can be no assurance the Company will be able to develop enhanced products or new technology to maintain its competitive position.

       The trends in new microcomputer technology combined with the Company's competitors continuing to improve the design and performance of their products has caused the Company to continually review its reserve for obsolescence of inventory components. While the Company experienced an increase in inventories of approximately $500,000 during the course of the 1996 fiscal year, this increase can be attributed to the receipt of planned-phase purchases and the Company believes that its reserve for excess and obsolete inventory components is adequate. The Company increased its inventory reserve by $178,000 to $381,000 at April 5, 1996.

Export Sales

       The Company's net revenues from continuing operations include approximately $3,170,000, $5,283,000 and $3,383,000 from customers located outside the United States, primarily in Europe, Central and South America and the Asia-Pacific region, for the years ended April 5, 1996, April 7, 1995 and April 1, 1994, respectively. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers

       During the 1996 fiscal year, the Company's largest customer, Wal*Mart, accounted for approximately $1,639,000 or 17% of product sales. During the 1995 fiscal year, Tech Data was the Company's largest customer and accounted for approximately $2,200,000 or 15% of net product sales. During the 1994 fiscal year, Tech Data was the Company's largest customer and accounted for approximately $2,191,000 or 16% of net product sales.

Research and Development

       During fiscal years 1996, 1995 and 1994, the Company's research and development expenditures were $1,038,000, $966,000 and $1,293,000, respectively. In addition, for fiscal years 1996, 1995 and 1994, the Company capitalized $262,000, $322,000 and $453,000, respectively, of software development costs.

Trademarks and Licenses

       Due to rapidly changing technology in the computer industry, the Company believes its success depends primarily on the engineering, marketing and support skills of its personnel rather than on patent protection. Although the Company may seek patents where appropriate, at present, none of the Company's products are patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products.

       The Company holds source code software licenses for both AT&T UNIX and Microsoft XENIX multi-user operating systems. These licenses are valuable in providing the software drivers that are required to interface with multi-user operating systems which utilize the Company's intelligent controllers. In addition, the Company is an SCO authorized developer, a Hewlett-Packard software supplier, an authorized UNIVEL developer, an authorized Novell developer and a participant in Sun Microsystem's "Catalyst" and Solaris development programs. The Company also holds a source code license for CSI's Ac cess/SNA Nucleus II and Access/SNA 3270. The licenses are non-exclusive and subject to renewal on a periodic basis. While the continued availability of such licenses cannot be assured, they are generally granted to manufacturers of computer peripheral products and software developers.

Employees

       At April 5, 1996, the Company had 56 full-time employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Other

       Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect upon capital expenditures, earnings or the competitive position of the Company.


Item 2.     Properties.
- -------     ----------

       The Company's manufacturing and research and design facilities are currently located in a 26,450 square foot building in Roswell, Georgia, which it has occupied since April 1988. The principal lease for those facilities expires November 30, 1997 and has an average annual rent expense of approximately $240,000. The Company believes that its facilities and equipment are well maintained, in good operating order and sufficient for its current needs. The Company is currently reviewing options to re-locate to a smaller, more efficient facility which management believes can reduce the Company's occupancy costs based on preliminary proposals the Company has received from prospective landlords. There are no assurances that the Company will be able to sign a new lease agreement which will enable the Company to actually realize these savings.

Item 3.     Legal Proceedings.
- -------     -----------------

       The Company is not a defendant in any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of  Security Holders.
- -------     ----------------------------------------------------

       Not applicable.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
- ------      -------------------------------------------------------------
Matters.
- -------

       (a)  Market Information.
            ------------------

       The following table sets forth for each period indicated the high and low closing sale prices for the Common Stock, as adjusted to reflect the reverse stock split effected on November 30, 1993, as reported by the National Association of Securities Dealers, Inc. (the "NASD").


                        Year ended April 5, 1996  Year ended April 7,  1995
                        ------------------------  -------------------------

                            High         Low          High          Low
                           -----         ----         ----          ----
1st Quarter                $3.00        $2.00         $4.75        $3.00
2nd Quarter                 2.38         1.41          3.38         2.50
3rd Quarter                 2.56         1.13          4.12         3.12
4th Quarter                 3.75         1.88          4.12         2.75

       Subsequent to the April 5, 1996 year end, the closing high and low stock prices for the first quarter ended July 5, 1996 were $2.94 and $1.88, respectively.

       (b)  Holders.
            -------

       As of April 5, 1996, the Company had approximately 1,400 holders of record of the 6,357,184 shares of Common Stock then outstanding.


       (c)  Dividends.
            ---------

       The Company has never declared or paid dividends on its Common Stock. The Company has agreed to pay, in six equal monthly installments beginning June 30, 1996, all of the accrued but unpaid dividends on the Series D Convertible Preferred Stock from the date of issuance thereof through the date of conversion, December 20, 1995.

Item 6.   Selected Financial Data

                                                                       Year Ended
                                              -------------------------------------------------------
                                              April 5,     April 7,   April 1,  April 2,   April 3,
Statement of Operations                          1996        1995       1994       1993       1992
                                              -------------------------------------------------------
                                            (in thousands, except per share data and number of employees)
Revenues:
       Product sales                           $  9,665    $ 14,550   $ 13,702   $ 13,454   $ 20,338
       Royalties                                      -           -        882      2,156      1,608
                                               ----------  ---------- ---------- ---------- ----------

Net revenues                                      9,665      14,550     14,584     15,610     21,946

Costs and expenses:
       Cost of products sold                      6,640       8,816      8,024     10,226     11,852
       Selling, general and administrative        3,934       4,555      3,909      8,633     10,613
       Product development                        1,294       1,098      1,034      1,488        870
       Restructuring charge                           -           -          -      3,644          -
       Interest and other expenses, net             104         (45)        92        786        597
                                               ----------  ---------- ---------- ---------- ----------
                                                 11,972      14,424     13,059     24,777     23,932

Income (loss)  from continuing operations
       before income taxes                       (2,307)        126      1,525     (9,167)    (1,986)
Provision for income taxes                            -           -          -          -          -
                                               ----------  ---------- ---------- ---------- ----------
Income (loss)  from continuing operations        (2,307)        126      1,525     (9,167)    (1,986)

Income (loss)  from discontinued operations           -         184      1,974     (4,865)      (813)

Extraordinary item:
       Repurchase of debt                             -           -          -          -      1,100
       Debt foregiveness                              -         242          -        881          -
                                               ----------  ---------- ---------- ---------- ----------
Net income (loss)                              $ (2,307)   $    552   $  3,499   $(13,151)  $ (1,699)
                                               ==========  ========== ========== ========== ==========

Net income (loss) applicable to common stock   $ (2,339)   $    552   $  3,499   $(13,979)  $ (2,803)
                                               ==========  ========== ========== ========== ==========

Earnings (loss) per common share:
       Income from continuing operations          (0.36)       0.02       0.28      (4.38)     (2.40)
       Income from discontinued operations            -        0.03       0.35      (2.10)     (0.66)
       Income from extraordinary item                 -        0.04          -       0.36       0.84
                                               ----------  ---------- ---------- ---------- ----------
                                               $  (0.36)   $   0.09   $   0.63   $  (6.12)  $  (2.22)
                                               ==========  ========== ========== ========== ==========

Weighted average shares outstanding               6,406       6,445      5,513      2,294      1,272
                                               ==========  ========== ========== ========== ==========

Selected end of period data:

       Working capital (deficiency)            $    693   $   2,892  $   2,025  $  (6,105) $  (1,641)
       Total assets                               5,763       7,723      8,147      6,746     14,269
       Total long-term debt,
                      excluding current portion      67         584        606      2,368      1,518
       Stockholders' equity, (net
                      capital deficiency)         1,884       4,197      3,777     (6,803)       (19)
       Number of employees                           56          67         69         76        119

Item 7.     Management's Discussion and Analysis of Financial  Condition and
- -------     -------------------------------------------------  -------------
            Results of Operations.
            ---------------------

Introduction
- ------------

       The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.

Results of Operations
- ---------------------

Fiscal 1996 Compared to Fiscal 1995
- -----------------------------------

       During fiscal 1996, the Company had a loss from continuing operations of approximately $2,307,000 compared to income from continuing operations of approximately $126,000 during fiscal 1995. This difference can be attributed to a decrease in net revenues of approximately $4,900,000 and a decrease in margins for certain products sold as a result of the Company's efforts to enter the market for remote access products. With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself from a sales perspective to take advantage of these opportunities. These remote access products allowed the company to compete for and obtain significant orders directly from VAR's and large major corporations. This positioning required the Company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the fiscal year to 1,822 at the end of the fiscal year while its number of domestic distributors decreased from 14 at the beginning of the fiscal year to 6 at the end of the fiscal year.

       The remote access market is a dynamic segment of the networking industry and is exploding with opportunity. Companies have realized that in order to stay competitive in the global marketplace, they have either adopted or plan to adopt a remote access solution. According to the 1995 InfoWorld Remote Access study, 73% of employees conduct work from home after regular business hours, 48% are business travelers, 42% are from the mobile workforce such as sales and technical support personnel, 35% are telecommuters and 26% are employees in small branch offices.

       Universal remote access addressess the needs of both Internet and intranet users. The Internet is the interconnected public global network of separate networks that are capable of passing information via a common set of internet protocols. An intranet is a private network based on these same Internet protocols but is protected from the public internet by a firewall. The firewall prevents any unwanted intrusion into the network by anyone outside the firewall.

       The Internet has experienced explosive growth over the last several years as indicated by the 25 fold growth in the past five years of Internet Hosts, or connected computers. It is anticipated that this growth will continue at least until the year 2000. The intranet server market is nearly twice as large as the Internet server market. The anticipated growth in the Internet server market is 142% from 1996 to 1998 and 390% from 1998 to the year 2000 while the intranet server market is anticipated to grow 122% from 1996 to 1998 and 404% from 1998 to the year 2000. This information was obtained from the Merrill Lynch publication "I'Net Computing" dated July 17, 1996.

          With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself from a sales perspective to take advantage of these opportunities. These remote access products allowed the company to compete for and obtain significant orders directly from Value Added Re-sellers "VAR's" and large major corporations. This positioning required the company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the fiscal year to 1,822 at the end of the fiscal year while its number of domestic distributors decreased from 14 at the beginning of the fiscal year to 6 at the end of the fiscal year. Management believes that the focus of sales of remote access products towards VAR's and large major customers versus distributors is necessary because of the requirement to provide technical support for these products. While sales through the distribution are made at a greater discount than through other channels, the level of support that needs to be provided to the distribution channel would certainly be greater than to other channels and therefore not as cost effective. Conversely, customers in the VAR and major account channels are, in general, more technically competent and require a lesser degree of technical assistance. Further, management believes that margins tend to be higher with sales to VAR's than to distributors as a result of the lesser degree of discounting. Additionally, management believes that with 6 domestic distributors, it has the proper number of distributors required to go forward with its sales objectives. With the increased number of VAR's in its sales channel, management believes that the greater number provides management with a better opportunity to also meet these sales objectives. The mix of domestic distributors includes distributors that operate on both national and regional levels. The additional costs of doing business with distributors versus VAR's and major customers, such as techical support, co-op advertising and pricing discounts, support management's decision to maintain a domestic distribution customer base at its current level.

       During the 1995 fiscal year, the Company had sales of approximately $921,000 in rermote access products, or 6% of net revenues. During the 1996 fiscal year, sales of remote access products grew to approximately $1,936,000, or 20% of net revenues. The Company estimates that during fiscal 1997, sales of remote access products will grow to over $4,000,000.

       As a result of these transitions, revenues from continuing operations for fiscal 1996 totaled approximately $9,665,000 compared to $14,550,000 for fiscal 1995, a decrease of $4,885,000 or 34%. This decrease can be attributed to a reduction in domestic and international distribution sales, domestic OEM sales and one major international OEM. Domestic and international distribution net sales decreased $3,800,000 and $800,000, respectively. Net sales to domestic OEM's decreased $1,700,000 as a result of three government contracts being completed during the 1995 fiscal year and not being replaced with new contracts. Net sales to one major international OEM decreased by $1,300,000 when they decided to cease business operations involving high end UNIX platforms. The Company was able to increase net sales during fiscal 1996 to VAR's by approximately $800,000 and to major accounts by almost $2,000,000 by increasing the number of customers in the sales channel, providing sales discounts and through the sale of the Company's remote access products, which increased from approximately $900,000 in fiscal 1995 to over $1,900,000 in fiscal 1996.
Fiscal 1996 revenues were unfavorably affected in the amount of $333,000 by sales which were ready for shipment but did not get shipped prior to the Company's year end, due to the Good Friday holiday, and were shipped in the first day of fiscal 1997.

       Cost of products sold for the fiscal year 1996 totaled $6,640,000 compared to $8,816,000 for fiscal 1995 or 68.7% of product sales in 1996 versus 60.6% of product sales in fiscal 1995. This increase in cost of goods sold as a percentage of net revenues can be attributed to a reduction of 5.86% in unburdened margins fiscal 1996. These decreases can be attributed primarily to shifts in product mix, reduced selling prices on certain of the Company's products during its transition from selling through the distribution channels to selling direct and, to a lesser extent, raw materials price increases. Also, the Company was not able to reduce its fixed manufacturing costs during the 1996 fiscal year and as a result, when coupled with the significant decrease in revenues, these costs increased from 7.25% of net revenues in fiscal 1995 to 8.61% (1.36%) in fiscal 1996. The Company has been able to continue to reduce its direct labor costs through outsourcing, which is currently 70% of the Company's production, and as a result, direct labor as a percentage of net revenues decreased by .96% from fiscal 1995 to fiscal 1996. In reviewing the components of its inventory with respect to future utilization, the Company increased its allowance for excess and obsolete inventory in fiscal 1996 by approximately $170,000, or 1.74% of net revenues, to a total of $381,000.

       Selling, general and administrative ("S,G&A") expenses for fiscal 1996 totaled $3,934,000 compared to $4,555,000 for fiscal 1995, a decrease of $617,000 or 13.5%. The S,G&A expenses increased to 40.4% of product sales during fiscal 1996 from 31.3% in fiscal 1995 as a result of the decrease in net revenues although during fiscal 1996 salaries and benefits decreased $455,000, travel and entertainment decreased $135,000 and marketing expenses decreased $131,000 from fiscal 1995.

       Product development costs charged to expense for fiscal 1996 totaled $1,294,000 or 12.9% or product sales compared to $1,098,000 or 7.5% of product sales for fiscal 1995, an increase of $196,000. This increase can be attributed to a lesser amount of capitalized costs, $262,000 in fiscal 1996 versus $322,000 in fiscal 1995 and increases of $38,000 in costs related to prototype products and $43,000 in personnel and recruiting costs during fiscal 1996.

       Fiscal 1996 Fourth Quarter Adjustments:

       During the fourth quarter of fiscal 1996, the Company made the following adjustments which increased the loss from continuing operations by $1,297,126 to $2,306,931, or $.20 per share. Of these adjustments, $987,000, or $.16 per share, related to previously issued quarterly data for the first, second and third quarters of fiscal 1996, which the Company is restating on Form 10-Q/A.

       During the fourth quarter of fiscal 1996, sales in the amount of $544,000, or $.085 per share, from the first quarter of fiscal 1996 and $59,000, or $.009 per share, from the third quarter of fiscal 1996 were reversed in the fourth quarter of fiscal 1996 as a result of the Company's inaccurate assessment of certain contingencies associated with two purchase orders. With respect to the $544,000 order that was a "Bill and Hold" order, at the time the sale was recorded, the Company did not adequately identify certain contingencies regarding the ultimate delivery of product. These contingencies related in part to funding that was to be received by the customer from the federal government. With respect to the second sale of $59,000 which was also a "Bill and Hold" order, the Company did not adequately address the uncertainty of delivery of the product by the customer. The Company no longer recognizes revenue on any orders that involve a "Bill and Hold" arrangement.

       In the fourth quarter of fiscal 1996, the Company processed $350,000, or $.055 per share, in credit memos, for three customers, for products that had been returned prior to the fourth quarter of fiscal 1996. The Company failed to accurately identify and account for these returns on a timely basis. Management has implemented procedures to ensure that credits for returned products are processed during the period in which the return is received and tested to ensure that what has been returned is what has been authorized and therefore ensure no reoccurrence of this matter in fiscal 1997.

       During the fourth quarter of fiscal 1996, the Company also adjusted certain of its reserves and allowances. The inventory reserve for slow moving and obsolete inventory was increased by $123,000, or $.019 per share, to account for materials on hand that are used for certain I/O products; the accounts receivable allowance for doubtful accounts was increased by $90,000, or $.014 per share, to account for possible write-offs of accounts the Company has been unable to collect; and a $75,000, or $.012 per share, accrual for possible returns by distributors. This amount was calculated based on the gross margin associated with the accounts receivable balances for all distributors as of the 1996 fiscal year end.

       The adjustments are reflected as follows:

($000s except per share data)               Quarter ended    Quarter  ended    Quarter  ended
                                             July 7, 1995   October 6, 1995   January 5, 1996
                                            --------------  ----------------  ----------------
Net income (loss) as previously reported         ($   641)          $     8            $  199
Fourth quarter adjustments                       (    612)         (    192)           (  183)
                                                  -------           -------            ------
Net income (loss)                                ($ 1,253)         ($   184)           $   16
                                                  =======           =======            ======

Per share of common stock:
Net income (loss) as previously reported         ($   .10)          $   .00            $  .03
Fourth quarter adjustments                       (    .10)         (    .03)         (    .03)
                                                  -------           -------            ------
Net income (loss)                                ($   .20)         ($   .03)           $  .00
                                                  =======           =======            ======



Fiscal 1995 Compared to Fiscal 1994
- -----------------------------------

       Revenues from continuing operations for fiscal 1995 totaled approximately $14,550,000 compared to $14,584,000, including $882,000 of royalties, for fiscal 1994. The $882,000 of royalties included in revenues for the 1994 fiscal year related to an agreement entered into with one of the Company's customers to sell certain products and technology in return for a lump sum cash payment in lieu of future royalty payments. This agreement terminated on December 31, 1993. The Company has subsequently replenished this revenue source by increasing sales through the distribution channel and the introduction of new products.

       Cost of products sold for the fiscal year 1995 totaled $8,816,193 compared to $8,024,387 for fiscal 1994 or 60.6% of product sales in fiscal 1995 versus 58.6% of product sales in fiscal 1994. The Company continues to focus on reducing the cost of sales in an effort to increase its gross margin percentage. Through the outsourcing of a major portion of its production, the Company believes that it will be able to increase gross margin percentages by reducing its fixed manufacturing overhead. However, some initial start-up costs associated with this outsourcing nullified cost reductions achieved through the reduction of direct labor and fixed manufacturing costs and actually increased the cost of sales.

       Selling, general and administrative ("SG&A") expenses for fiscal 1995 totaled $4,555,786 compared to $3,909,257 for fiscal 1994, an increase of $646,529 or 16%. The SG&A increase to 31% of product sales in fiscal 1995 from 28% in fiscal 1994 can be attributed to the cost of legal representation regarding the Dickens Data and United States Customs Service matters along with increased expenditures associated with sales and marketing. During fiscal 1995, the Company focused its marketing efforts on direct advertising placements and trade show participation.

       Product development costs charged to expense for fiscal 1995 totaled $1,097,780 or 7% of product sales compared to $1,033,885 for fiscal 1994, also 7% of product sales.

       Income from discontinued operations for fiscal 1995 was $184,383 which was the result of the Company's efforts to resolve issues related to the disposal of former divisions at amounts lesser than the amounts originally reserved.

       Extraordinary income was the result of the Company's ability to negotiate debt forgiveness of $242,000 from the remaining debt of a former division.

Fiscal 1994 Compared to Fiscal 1993
- -----------------------------------

       Revenues from continuing operations for fiscal 1994 totaled approximately $14,584,000 including $882,000 of royalties compared to $15,610,000 including $2,156,000 of royalties for fiscal 1993. The $882,000 of royalties included in revenues for fiscal 1994 related to an agreement entered into with one of the Company's customers to sell rights to certain products and technology in return for a lump sum cash payment in lieu of future royalty payments. Management believes these products and technology had a limited useful life and, therefore, believes that the likely impact of the discontinuance of royalty income from these products and technology on the Company's future revenues and gross profits will be minimal. The Company expects that substantially all of its revenues from continuing operations will be derived from the manufacture and sale of the Company's intelligent controller products.

       Cost of products sold for fiscal 1994 totaled $8,024,000 compared to $10,226,000 for fiscal 1993. The gross margin on product sales (excluding royalty revenues of $882,000) for fiscal 1994 was 41.4% versus 24.0% (excluding royalty revenues of $2,156,000) for fiscal 1993. The acquisition price of inventory components varies dramatically when the parts are acquired under planned-phased purchase orders from the parts suppliers versus acquiring the parts on an expedited basis from a parts broker. During fiscal 1994 compared to fiscal 1993, the Company acquired the majority of its higher cost parts under
planned-phased purchase orders instead of on an expedited parts basis.   The
Company expects this method of inventory purchasing to continue in future periods. The Company continues to focus on reducing the cost of sales in an effort to increase its gross margin percentage.

       Selling, general and administrative ("SG&A") expenses for fiscal 1994 totaled $3,909,000 compared to $8,633,000 for fiscal 1993, a decrease of $4,724,000. The SG&A decrease was primarily the result of changes made by new management in the third quarter of fiscal 1993 as part of the Company's response to its severe liquidity problems at that time.

The major components of the decrease in SG&A expenses in fiscal 1994 compared to fiscal 1993 consisted principally of the following:

       (1) Administrative expenses, on an annual basis, decreased by $2,280,000 by: (a) terminating six former senior management personnel, which terminations led to annual payroll cost savings, including fringe benefits, of $1,230,000, the executives terminated were Thomas P. Tanis, Sr., Chairman of the Board (annual salary $147,375), Thomas P. Tanis, Jr., President and Chief Executive Officer (annual salary $169,804), Ronald W. Johnston, Executive Vice President and Chief Financial Officer (annual salary $169,804), John F. McCarthy, III - Vice President and General Counsel (annual salary $146,167), Bruce Chittenden - Executive Vice President, Engineering (annual salary $136,114) and Edward T. Lack, Vice Presi dent and Controller (annual salary $91,584); (b) closing the Radnor offices saving $425,000; (c) implementing a "no first class air travel" and "hotel economy" policy for all employees saving $255,000; (d) stopping the usage of four leased cars for officers, saving $65,000; (e) canceling a management consultant's contract of $275,000 and (f) canceling an apartment lease in Atlanta for the former corporate officers, saving $30,000;

        (2) Selling expenses, on an annual basis, decreased by $1,310,000 by reducing the sales force by ten persons for annual payroll savings, including fringe benefits, of $720,000, consolidating the European sales force for savings of $325,000 and refocusing the advertising and marketing efforts saving $265,000; and

       (3) General expenses, on an annual basis, decreased by $1,134,000 by reducing personnel by 12 persons with an annual payroll savings, including fringe benefits, of $650,000, canceling an investment advisory contract, saving fees of $120,000, reducing office support costs by $100,000, reducing the use of temporary employees, saving $85,000 and implementing employee participation in the payment of health insurance costs, saving $179,000.

       As indicated, the principal reason for the reduction in SG&A expenses was the severe liquidity problems the Company faced in the fall of 1992, when the Company had a working capital deficit of $12,460,000. This lack of liquidity required significant and immediate changes in the Company's business and forced a new direction for the Company's business in order to conserve cash.

       Product development costs charged to expense for fiscal 1994 totaled $1,034,000 compared to $1,488,000 for fiscal 1993. The decrease in fiscal 1994 product development costs compared to fiscal 1993 reflected the termination of all product development activity not associated with the Company's core product lines.

       Income from discontinued operations for fiscal 1994 was $1,974,000 of which $1,921,000 was the result of the Company's determination that the loss on disposal of former divisions would be less than originally provided because of the settlement of litigation for less than had been anticipated. This reduction compares to the original recording of the estimated disposal costs of $4,865,000 for fiscal 1993. See Note 4 of the Notes to Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources
- -------------------------------

       Fiscal 1996 Compared to Fiscal 1995

       The Company's substantial loss from continuing operations and corresponding non-compliance with certain loan covenants has had a significant unfavorable impact on the Company's liquidity and raises substantial doubt about the ability of the Company to continue as a going concern. In response to the Company's liquidity needs, the Company is attempting to raise between $1,000,000 and $1,500,000 by the end of September 1996 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock. The shares will be offered only to a limited number of selected investors each of whom is either an "accredited investor", as such term is defined in Regulation D promulgated under the Securities Act of 1993 or is not a "US Person", as such term is defined in Regulation S promulgated under the Securities Act. Further, the Company is attempting to (i) restructure the payment terms of its line of credit with its Lender which is currently in default and which matures in August, 1996, to extend the maturity date and to reduce the amounts currently due during fiscal 1997 and (ii) restructure the payment terms of its note payable with the same Lender. The Company has classified all of its borrowings under the line of credit and note payable, in the amounts of $599,000 and $242,000, respectively, as current obligations pending the satisfactory completion of the restructuring. As of July, 1996, the Company has borrowed the full amount available under its line of credit.

       Management believes that the cash provided from continuing operations during fiscal 1997 should be reasonably sufficient to cover operating expenses incurred during the fiscal year. Cash commitments for noncancelable long-term operating real and personal property lease during 1997 is approximately $300,000. The Company currently has no plans for any major capital improvements. Relationships with major vendors are currently satifactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors. If the Company is not able to obtain additional funding from the offering, management will be required to negotiate extended payment terms with certain vendors that have past due accounts. The Company believes that working capital shortages as may occur from time to time may be satisfied at least to some extent from funding to be advanced to the Company under a verbal agreement made to the Company by its major shareholder. At the end of the first quarter of the 1997 fiscal year, the Company's working capital and current ratio have improved slightly.

        The Company believes that, if the funding to be provided by the offering is obtained in combination with cash provided by continuing operations and the restructuring of the repayment of its line of credit, the Company will be able to fund operations on both a short-term and long-term basis. There can be no assurances that the offering will be successful or that the anticipated amount of proceeds can be obtainable or that the Company will be able to satisfactorily restructure the repayment terms of its line of credit and note payable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Cash used in operating activities amounted to $199,000 during fiscal 1996 compared to cash provided by operating activities of $1,108,000 during fiscal 1995. The decrease in cash provided by operating activities in the amount of $1,307,000 can be attributable primarily to the $2,275,000 loss from continuing operations during 1996 compared to $126,000 income from continuing operations during 1995 and was partially offset by favorable changes in working capital items during 1996 compared to 1995. The 1996 changes in working capital items include a reduction in accounts receivable of $1,403,000, while inventories increased by $670,000.

       Cash used in investing activities amounted to an outflow of $336,000 during fiscal 1996 compared with an outflow of $458,000 for fiscal 1995. The reduced net cash outflow in fiscal 1996 compared to fiscal 1995 can be attributed to a reduction in capitalized software costs during fiscal 1996 and to a lesser amount of capital expenditures.

       Cash provided by financing activities amounted to $381,000 during fiscal 1996 versus cash used in financing activities of $568,000 during fiscal 1995. The Company borrowed against its line of credit during the fiscal year to fund continuing operations. As noted above, the Company is not in compliance with certain covenants of the line of credit and as a result, the lender could accelerate payment of the entire balance of the line of credit.

       Working capital amounted to $806,000 at April 5, 1996 compared to $2,892,000 at April 7, 1995, a reduction of $2,086,000. The ratio of current assets to current liabilities at April 5, 1996 was 1.22 to 1.00 compared to 1.98 to 1.00 at April 7, 1995. The reduction in working capital was attributable to the loss from continuing operations.

       Fiscal 1995 Compared to Fiscal 1994

       Cash provided by income from continuing operations amounted to $337,000 during fiscal 1995 compared to cash provided by continuing operations of $2,288,000 during fiscal 1994. The decrease in cash provided by continuing operations can be primarily attributable to a decrease in income from continuing operations of $1,399,000.

       Cash used in investing activities amounted to an outflow of $347,000 during fiscal 1995 compared with an outflow of $1,024,000 for fiscal 1994. The larger outflow in fiscal 1994 compared to fiscal 1995 resulted from greater purchases of equipment in fiscal 1994 and a lesser capital expenditures budget in fiscal 1995.

       Cash provided by financing activities amounted to $92,000 during fiscal 1995 versus cash used in financing activities of $120,000 during fiscal 1994. This difference can be attributed to the issuances of preferred and common stock during fiscal 1994.

       Working capital amounted to $2,878,000 at April 7, 1995, an improvement of $853,000 since April 1, 1994. The ratio of current assets to current liabilities at April 7, 1995 was 1.97 to 1.00 compared to 1.54 to 1.00 at April 1, 1994. The improve ment in working capital was primarily attributable to income from continuing operations, settlements and payoffs of debt and the reduction of costs related to discontinued operations.

       Fiscal 1994 Compared to Fiscal 1993

       Cash provided by income from continuing operations amounted to $2,288,000 during fiscal 1994 compared to cash provided by continuing operations of $2,062,000 during fiscal 1993. The cash provided from continuing operations primarily reflects an agreement to sell certain rights to certain products and technology as well as recurring continued operations.

       Cash used in investing activities amounted to an outflow of $1,024,000 during fiscal 1994 compared with an outflow of $728,000 for fiscal 1993. The increase in fiscal 1994 compared to fiscal 1993 resulted from greater purchases of equipment in fiscal 1994.

       Cash used in financing activities amounted to $120,000 during fiscal 1994 versus cash provided by financing activities of $4,098,000 during fiscal 1993. The Company repaid approximately $1,600,000 of liabilities during fiscal 1994 as well as the fiscal 1994 conversion of approximately $4,110,000 of borrowings and obligations under debt restructuring agreements into equity compared to net borrowing of approximately $2,600,000 in fiscal 1993 as well as a $1,315,000 private placement of stock for cash.

       Working capital amounted to $2,025,000 at April 1, 1994, an improvement of $8,130,000 since April 2, 1993. The ratio of current assets to current liabilities at April 1, 1994 was 1.54 to 1.00 compared to .45 to 1.00 at April 2, 1993. The improvement in working capital was primarily attributable to income from continuing operations, repayments of debt, the exchange of equity for debt, the investment of additional equity in the Company and the reduction of estimated disposal costs related to discontinued operations.

Capital Expenditures
- --------------------

       The Company does not plan any major capital expenditures in the foreseeable future.

Impact of  Inflation
- --------------------

        Management believes that inflation has not had a material effect on the Company's operations.

Item 8.     Financial Statements and Supplementary Data.
- -------     -------------------------------------------

       The financial statements and supplementary data required by this Item are set forth at the pages indicated in Part IV, Item 14(a), of this Form 10-K Annual Report.

Item 9.     Changes In and Disagreements With Accountants On Accounting and
- -------     ---------------------------------------------------------------
            Financial Disclosure.
            --------------------

       On December 15, 1994, the Company received a letter dated December 15, 1994 from Ernst & Young LLP ("EY"), the Company's independent accountants, confirming that the client-auditor relationship between Registrant and EY had ceased.

       EY's reports on the Company's consolidated financial statements for the past two years (the fiscal years ended April 1, 1994 and April 2, 1993 did not contain any adverse opinion or any disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

       During the two most recent fiscal years and the subsequent interim period preceding EY's resignation, there were no disagreements between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of EY, would have caused EY to make a reference to the subject matter of such disagreement in connection with its reports.

       On February 24, 1995, the Company filed Form 8-K indicating that BDO Seidman had been engaged as the Company's new independent accountants to act as principal accountants to audit its financial statements.

                                   PART III


Item 10.    Directors and Executive Officers of the Registrant.
- -------     --------------------------------------------------

       The following information regarding Company's directors is based, in part, on information furnished by these individuals.

       (a)  Identification of Directors.
            ---------------------------

                                                                             Director
Name                  Age      Position With Company                          Since
- -----                -----    ----------------------                          -----

Richard A. Hansen     55       Chairman of the Board                            1992
Thomas J. Anderson    50       President and Chief Operating Officer since
                                  November 3, 1992 and President and
                                  Chief Executive Officer since April 25,
                                  and a Director                                1993
William C. Lovely     41       Director                                         1993
John D. Freitag       67       Director, Chairman of the Board and Chief
                                  Executive Officer until April 25, 1996        1992

       The Board of Directors currently does not have an Executive Committee, an Audit Committee, a Nominating Committee or a Compensation Committee, but intends to create such committees and appoint members thereof following the election of directors at the Company's 1996 annual meeting of stockholders.

       The directors of the Company do not receive any compensation for serving in such capacity. Following the Company's 1996 Annual Meeting of Stockholders, the Company intends to follow the practice of annually granting each director an option to purchase shares of the Company's Common Stock. Each such option would be exercisable for a period of ten years at the market price of the Company's Common Stock on the date of the grant.

       Information regarding the principal occupations of each director of the Company during the past five years follows. Each director holds office until the next annual meeting of stockholders and until his successor is elected.
Pursuant to a December 20, 1995 agreement among the Company, Mr. Hansen, Mr. Anderson, Mr. Lovely and Mr. Freitag, among others, three of the directors to be elected at the Company's 1996 annual meeting of stockholders will be designated by Mr. Hansen, three will be designated by Mr. Anderson, one will be a person mutually acceptable to the three Hansen designees and the three Anderson designees and Mr. Freitag will not stand for reelection.

       Mr. Hansen was elected Chairman of the Board on April 25, 1996 and has been an executive officer, director and princi pal stockholder of Pennsylvania Merchant Group, Ltd., an investment banking firm, since November 1986. Mr. Hansen is also a director of UltraLife Batteries, Inc., a manufacturer of lithium batteries, and of a number of private companies.

       Mr. Anderson has been Chief Executive Officer since April 25, 1996 and will continue to serve as President of the Company, a position he has held since November 3, 1992. From November 1990 to November 3, 1992, Mr. Anderson was Managing Director of CYMA Systems, Inc.

       Mr. Lovely, a private investor, was Chief Financial Officer of Leopard Industries, Inc. from September 1993 until April 1996. From December 1990 to December 1993, Mr. Lovely was principally occupied as Chief Financial Officer of Gyrofalcon Group, Inc., a private investment management corporation.

       Mr. Freitag, a private investor, was Chairman of the Board and Chief Executive Officer of the Company from November, 1992 until April 25, 1996 and is Chairman of the Board of Leopard Industries, Inc., a private investment management corporation.

       (b) Identification of Executive Officers.
           ------------------------------------

       The following are the executive officers of the Company, exclusive of those for whom information is provided in the previous section of this Item 10, as of July 5, 1996:

                                                                            Position
Officer             Age               Position With Company                  Since
- -------            ----       -------------------------------------------  ----------
Erik R. Myrmo          46      Vice President, Engineering                   1992
Gregory A. Alba        36      Vice President, Finance and Administration
                                 and  Chief Financial Officer                1996
Duncan E. Hume         35      Vice President, International Sales           1994
Brian Kretschman       45      Vice President, North American Sales          1996

       Information regarding the principal occupations of each executive officer of the Company during the past five years follows. All executive officers serve at the discretion of the Board of Directors.

       Mr. Myrmo has served as Vice President, Engineering since November 1992. Mr. Myrmo has worked for the Company since 1990 in various engineering positions. For eight years prior thereto, Mr. Myrmo was Vice President and Chief Operating Officer of Metacomp, Inc.

       Mr. Alba has served as Vice President, Finance and Administration and Chief Financial Officer since April 1996. For the prior twenty months, Mr. Alba served as Controller of the Company. Prior to joining the Company, Mr. Alba was the Chief Financial Officer for twenty-one months of American Medcare Corporation, a developer of medical and dental practice management software. From December 1989 to October 1992, Mr. Alba was a financial analyst with Dun & Bradstreet Software.

       Mr. Hume has served as Vice President, International Sales since October 1994. For the fifteen months prior thereto, Mr. Hume had worked with the Company as the Director of International Sales. From 1987 to July 1993, Mr. Hume was Director of International Sales for Top Log-UK, a distributor of Unix-based hardware and software products.

       Mr. Kretschman has served as Vice President, North American Sales since April 1996. For the prior three years, Mr. Kretschman worked with the Company as manager of VAR Sales from February 1993 to February 1995, Director of Major Accounts from February 1995 to November 1995 and the Director of North American Sales from November 1995 to April 1996. Prior to joining the Company, Mr. Kretschman worked from January 1992 to February 1993 as a Senior Account Executive for CYMA Systems, Inc., a manufacturer and distributor of financial applications software. From March 1989 to January 1992, Mr. Kretschman worked as a Senior Sales Representative with Prime Computer Systems.

       (c) Compliance with Section 16(a) of the Exchange Act.
           -------------------------------------------------

       Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires that the officers, directors and persons who own more than 10% of a class of equity securities of a corporation, such as the Company, which has a class of equity securities registered under Section 12 of the 1934 Act file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation, the Securities and Exchange Commission ("SEC") and the NASD. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders (the "Reporting Persons"), and the Company's review of the monthly statements of ownership changes filed with the Company by its Reporting Persons during the fiscal year ended April 5, 1996, the Company believes that all such filings by its Reporting Persons required during such fiscal year were made on a timely basis.

Item 11.   Executive Compensation

The following table sets forth the compensation paid by the Company during each of the three fiscal years ended April 5, 1996, April 7, 1995 and April 1, 1994 for services rendered in all capacities to the Company's Chief Executive Officer and its four other most highly compensated executive officers whose compensation exceeded $100,000 in the fiscal year ended April 5, 1996.

                                                    Summary Compensation Table
                                                    --------------------------

- ---------------------------------------------------------------------------------------------------------------------
                                                                         Long Term Compensation
- ---------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                                   Awards
- ---------------------------------------------------------------------------------------------------------------------
          (a)             (b)     (c)          (d)          (e)           (f)                (g)           (h)
                                                           Other                         Securities
        Name and                                          Annual      Restricted         Underlying      All Other
       Principal                                          Compen-       Stock             Options/       Compen-
        Position         Year  Salary ($)   Bonus ($)    sation ($)    Awards(s) ($)       SARS (#)      sation ($)
- ---------------------------------------------------------------------------------------------------------------------
John D. Freitag          FY96   $   -       $    -      $    -         $      -               -           $    -
Chairman of the          FY95       -            -           -                -               -                -
Board and Chief          FY94       -            -           -                -               -                -
Executive Officer (1)


Thomas J. Anderson,      FY96   $122,500    $ 13,350    $    -         $      -            100,000        $    -
President and Chief      FY95    140,887      50,000         -                -             50,000             -
Executive Officer (2)    FY94    133,250         -           -                -               -                -


Erik R. Myrmo,           FY96   $118,000    $    -      $    -         $      -               -           $    -
Vice President -         FY95    108,000         -           -                -               -                -
Engineering              FY94    113,510         -         14,988             -             75,000             -


Gregory A. Alba          FY96   $   -       $    -      $    -         $      -             15,000        $    -
Vice President -         FY95       -            -           -                -             3,277              -
Finance & Administration FY94       -            -           -                -               -                -


Duncan E. Hume,          FY96   $101,750    $    -      $    -         $      -               -           $    -
Vice President -         FY95    101,817         -           -                -               -                -
International Sales      FY94       -            -           -                -             37,500             -

(1) Mr. Freitag resigned from these positions on April 25, 1996.
(2) Mr. Anderson became the Company's Chief Executive Officer on April 25, 1996.


                       Option Grants in Last Fiscal Year
                       ---------------------------------


                                                                             Value at Assumed
                                                                                  Prices
                                                                              Rates of Stock
                                                                                  Price
                        Individual Grants                   Option Term      Appreciation for
- ----------------------------------------------------- ------------------------------------------
        (a)               (b)         (c)           (d)          (e)          (f)        (g)

                       Number of    % of Total
                       Securities     Options
                       Underlying   Granted to   Exercise or
                        Options    Employees in  Base Price  Expiration
       Name            Granted (#)  Fiscal Year  ($ /share)     Date         5% ($)     10% ($)
       ----            ----------- ------------  ----------  ----------      ------     -------
Gregory A. Alba          15,000       26.32%       $1.13      12/6/99       $14,550     $16,050

Brian D. Kretschman      22,000       38.60%       $1.13      12/6/99       $21,340     $23,541


                Aggregated Option Exercises in Last Fiscal Year
                -----------------------------------------------
                       and Fiscal Year End Option Values
                       ---------------------------------

                                                                          Value of
                                                        Number of        Unexercised
                                                       Unexercised      In-the-Money
                                                       Options at        Options at
                                                       Fiscal Year       Fiscal Year
                      Shares                             End (#)           End ($)
                   Acquired on    Value               Exercisable /     Exercisable *  /
       Name        Exercise (#)  Realized ($)         Unexercisable     Unexercisable
       ----        ------------  ------------         -------------     ----------------
Thomas J. Anderson      -            -                 150,000 /  -      168,000 / 0

Erik R. Myrmo           -           -                 59,375 / 15,626    6,500 / 17,500

Gregory A. Alba         -           -                 1,092 / 17,185     1,233 / 19,247

Duncan E. Hume          -           -                 28,125 / 9,375     31,500 / 10,500

Brian D. Kretschman     -           -                 5,938 / 23,562      6,651 / 26,389

*  Market price at April 5, 1996 was $2.25 per share.

                                      22

Item 12     Security Ownership of Certain Beneficial Owners and Management.
- -------     --------------------------------------------------------------

       The following table sets forth as of July 5, 1996 the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                             Shares           Percent of
Name of Individual                        Beneficially        Outstanding
or Identity of Group                      Owned(1)(2)       Common Stock(2)
- --------------------                    --------------      ---------------
                                            Direct
                                            -----

5% Holders (exclusive of Directors):
     None

Directors:
- ----------
William C. Lovely.....................       300,000(3)           4.72%
   Herndon, Virginia
 Richard A. Hansen....................     1,742,929(4)          27.42%
   Radnor, Pennsylvania
 Thomas J. Anderson...................     1,016,000(5)          15.98%
   Roswell, Georgia

Executive Officers:
- -------------------
  Erik R. Myrmo.......................        75,000(6)           1.18%
   Roswell, Georgia
  Gregory A. Alba.....................        18,277(7)            .29%
   Roswell, Georgia
  Duncan E. Hume......................        37,500(8)            .59%
   Roswell, Georgia
  Brian D. Kretschman.................        29,500(9)            .46%
   Roswell, Georgia


 All directors and executive officers
  as a group (7 persons)..............    3,294,206(10)           51.8%

(1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

(2) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be the beneficial owner of securities if he has, or shares, "voting power" (which includes the power to vote, or to direct the voting of, such securities) or "investment power" (which includes the power to dispose, or to direct the disposition, of such securities). Under these rules, more than one person may be deemed the beneficial owner of the same securities. The percentage of outstanding Common Stock is less than 1% unless otherwise indicated.

(3) As a director, Mr. Lovely may be deemed the direct beneficial owner of 75,000 shares of Common Stock, the direct beneficial owner of warrants to purchase 25,000 shares of Common Stock and the direct beneficial owner of 200,000 shares of the Company's Common Stock, or approximately 4.72% of the Company's outstanding Common Stock. See Item 10 hereof.

(4) Mr. Hansen is the Chairman of the Board, a director and a principal stockholder of PMG, which owns all of the outstanding capital stock of PMGI, and an executive officer and a director of PMGI. Mr. Hansen disclaims beneficial ownership of the 275,598 shares of the Company's Common Stock owned by PMG and PMGI. Mr. Hansen owns 1,742,929 shares of the Company's Common Stock directly or approximately 27.42% of the Company's outstanding Common Stock. See Item 10 hereof.

(5) Mr. Anderson is the President and Chief Executive Officer and the direct beneficial owner of 1,016,000 shares of the Company's Common Stock, to include 150,000 shares at an exercise price of $1.13, or approximately 15.98% of the Company's outstanding Common Stock. See Item 10 hereof.

(6) Mr. Myrmo previously held options granted in May 1993 to purchase 16,667 shares of the Company's Common Stock at $3.00 per share and options granted in January 1994 to purchase 83,333 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. Mr. Myrmo now holds 75,000 options, of which 59,375 shares are currently exercisable.

(7) Mr. Hume previously held options granted in January 1994 to purchase 50,000 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. Mr. Hume now holds 37,500 options, of which 28,125 shares are currently exercisable.

(8) Mr. Kretschman previously held options granted in May 1993 to purchase 1,667 shares of the Company's Common Stock at $3.00 per share and options granted in January 1994 to purchase 8,334 shares at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Kretschman was also granted options to purchase 22,000 shares at $1.13 per share. Mr. Kretschman now holds 29,500 options, of which 5,938 shares are currently exercis able.

(9) Mr. Alba previously held options granted in January 1995 to purchase 3,277 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Alba was also granted options to purchase 15,000 shares at $1.13 per share. Mr. Alba now holds 18,277 options, of which 1,092 shares are currently exercisable.

(10) This total excludes 275,598 shares of the Company's Common Stock beneficially owned by PMG and PMGI of which Mr. Hansen, a director of the Company, is an executive officer, a director and a stockholder.


Item 13.    Certain Relationships and Related Transactions.
- -------     ----------------------------------------------

          On September 10, 1993, Jaguar, Inc. a Delaware corporation ("Jaguar"), the majority of which is owned by John D. Freitag and the remainder of which is owned by William C. Lovely, Thomas J. Anderson, John J. Murphy and Mark L. Wetzel, consummated an agreement with Abdulmohsin A. Al-Sheikh, the then record owner of all of the Brisco Investments Limited, an Isle of Man corporation ("Brisco") outstanding capital stock, to purchase all of such outstanding capital stock for a purchase price of $14,100,000, payable $3,000,000 on March 31, 1996, $3,300,000 on March 31, 1997, $3,800,000 on March 31, 1988 and
$4,000,000 on March 31, 1999 in accordance with the terms of a note (the "Jaguar Note") delivered by Jaguar to Mr. Al-Sheikh. The agreement between Jaguar and Mr. Al-Sheikh provides that specified portions of the proceeds received by Jaguar from any sales of the Company's Common Stock held by Brisco are to be used to prepay any unpaid portion of the purchase price due Mr. Al-Sheikh. Each of the stockholders of Jaguar has agreed with Jaguar to assume and pay that percentage of the principal amount of the Jaguar Note as equals his percentage ownership of Jaguar (50.1% in the case of Mr. Freitag, 21.9% in the case of Mr. Lovely, 19% in the case of Mr. Anderson, 6% in the case of Mr. Murphy and 3% in the case of Mr. Wetzel) at the same time as Jaguar is required to make payments under the Jaguar Note; and has pledged to Jaguar his shares of Jaguar to secure his obligation to pay his respective portion of the Jaguar Note, under and subject to the pledge agreement referred to in the next paragraph hereof.

          To secure Jaguar's indebtedness under the Jaguar Note, Jaguar entered into a pledge agreement with the holder (the "Holder") of the Jaguar Note granting the Holder a purchase money security interest in the capital stock of Brisco purchased by Jaguar, and Brisco entered into a separate pledge agreement with the Holder covering the Common Stock of the Company owned by Brisco. The pledge agreements contain standard provisions with respect to default, which could result in the transfer of the beneficial ownership interest in the shares of the Company owned by Brisco to the Holder (Mr. Al-Sheikh) or any assignee of Mr. Al-Sheikh. Unless and until a default occurs under either of the pledge agreements and the Holder gives certain notices as required by the pledge agreements, Jaguar has the power to direct the vote and the disposition of the shares of the Company owned by Brisco.

       Based on the transactions described herein, Richard A. Hansen and Thomas
J. Anderson have acquired control of the Company by reason of their ownership of voting securities of the Company, Jaguar ceased to be the direct beneficial owner of more than 5% of the Common Stock of the Company and Brisco Investments Limited, an Isle of Man corporation ("Brisco") ceased to be the direct beneficial owner of more than 5% of the Common Stock of the Company.

          On December 27, 1995, Jaguar Inc., a Delaware corporation ("Jaguar"), pursuant to an Agreement to Release Pledged Collateral dated as of December 20, 1995 among Primary Holdings Limited, a Bermuda corporation ("PHL"), which had become the holder of a promissory note (the "Jaguar Note") issued by Jaguar on September 10, 1993 secured by all of the common stock of Brisco Investments Limited, an Isle of Man corporation ("Brisco") and 2,619,266 shares of the Registrant's Common Stock, Jaguar and Richard A. Hansen, acting on behalf of himself (a director of the Registrant), Thomas J. Anderson (the President, Chief Operating Officer and a director of the Registrant), William C. Lovely (a director of the Registrant) and certain other investors pursuant to a December 20, 1995 agreement among the Registrant, Jaguar, Richard A. Hansen, William C. Lovely, Thomas J. Anderson and John D. Freitag, sold 2,619,266 shares of Common Stock of the Registrant and two shares of common stock of Brisco in consideration of a prepayment of $750,000 in cash on the Jaguar Note. Each of the purchasers paid cash, the source of which was his or her personal funds, with the exception of Thomas J. Anderson and William C. Lovely. Mr. Anderson and Mr. Lovely each borrowed the full amount used to purchase the shares he purchased from Richard A. Hansen and delivered a promissory note to Mr. Hansen payable on demand after June 30, 1996 as well as a pledge agreement pledging the shares purchased by each as security for payment of his promissory note and pledge agreement.

       On December 29, 1995, PMG Investors, Inc. ("PMGI"), a Pennsylvania corporation that is a wholly owned subsidiary of Pennsylvania Merchant Group Ltd, a Delaware corporation that is a registered broker-dealer and of which Richard A. Hansen is President, sold 1,041,829 shares of Common Stock of the Company for $302,130 in cash the source of which was his personal funds.

       As a result of these transactions, the aggregate number of shares of Common Stock of the Company and the percentage of the outstanding Common Stock of the Company as of the date of January 11, 1996 beneficially owned by each of the persons who acquired control of the Company, by the other members of the Company Board of Directors and by any person who, together with either Mr. Hansen or Mr. Anderson, might be deemed to comprise a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, was as follows:

                                                                          Percentage
                                                                              of
                                                     Number of Shares     Outstanding
Name                                                Beneficially Owned   Common Stock
- ----                                                ------------------   -------------

Jaguar Inc.                                                   66,932          1.10%
Brisco Investments                                                 0          0.00
John D. Freitag                                              383,854          6.06
William C. Lovely                                            300,000          4.80
Richard A. Hansen                                          1,721,263         27.70
Thomas J. Anderson                                         1,016,000         16.00
Pennsylvania Merchant Group Ltd                              112,095          1.80
David S. Allsopp                                             200,000          3.20
Frank J. Campbell, III  and Richard A. Hansen,
  Trustees of Trust U/W  of Jane D. Campbell                 150,000          2.40
Judith W. Campbell                                           150,000          2.40
Peter S. Rawlings                                            100,000          1.60
Sarah P. Rawlings                                            100,000          1.60
Joseph T. Simon and Linda D. Simon JTWROS                    100,000          1.60
William M. Simon                                             100,000          1.60


       Pursuant to the December 20, 1995 agreement among the Registrant, Jaguar, Richard A. Hansen, William C. Lovely, Thomas J. Anderson and John D. Freitag, the following are the contracts, agreements, understandings and relationships among the Company, Richard A. Hansen, William C. Lovely, Thomas J. Anderson and John D. Freitag with respect to the election of directors of the Registrant and other matters:

       (a) the purchase by Richard A. Hansen and his designees of 2,619,266 shares of the Company's Common Stock for $750,000 in cash of which the right to purchase 866,000 shares would be assigned to Thomas J. Anderson and the right to purchase 200,000 shares would be assigned to William C. Lovely;

       (b) the delivery of notes by Thomas J. Anderson and William C. Lovely to evidence their obligation to repay to Richard A. Hansen the funds he loaned to them in respect of their purchase of the Regi-strant's shares, which notes would be secured by a pledge of the Company's shares purchased;

       (c) an acknowledgement that Jaguar would continue to be the owner of 66,932 shares of the Company's Common Stock;

       (d) the conversion by John D. Freitag and William C. Lovely of all of their shares of the Company's Series D Convertible Preferred Stock and the Registrant's agreement to pay, not later than June 30, 1996, all of the accrued but unpaid dividends on the Series D Convertible Preferred Stock from the date of issuance thereof through the date of conversion;

       (e) the holding of an annual meeting of the stockholders of the Company during 1996 for the purpose of electing directors of the Company of whom three shall be designated by Thomas J. Anderson, of whom three shall be designated by Richard A. Hansen and of whom one shall be a person mutually acceptable to the three Anderson designees and the three Hansen designees;

       (f) the Company's agreement to use its best efforts to cause the release of John D. Freitag as guarantor of any loan or credit arrangements between the Company and NationsBank, including the termination of any pledges by Mr. Freitag securing such guarantee.

        In July 1996, the parties to the December 20, 1995 letter agreement amended the agreement to (a) rescind, as of December 20, 1995 the provision granting to John D. freitag an option to purchase 100,000 shares of the Company's Common Stock and in lieu thereof granted Mr. Freitag options to purchase 100,000 shares at $1.18 per share of which options to purchase 20,000 shares will become exercisable on each of December 20, 1996, 1997, 1998, 1999 and 2000; (b) amend the provision providing for the payment to John D. Freitag and William C. Lovely of accrued but unpaid dividends on their Series D Preferred Stock on June 30, 1996 such that the payment will be made in six equal monthly installments commencing on June 30, 1996 and (c) amend the provision containing a best efforts obligation on the part of Richard A. Hansen, Thomas J. Anderson and William C. Lovely to secure the release of John D. Freitag from his $440,000 guarantee of the Company's borrowings from NationsBank to make such obligation absolute as to the Company.

       In March 1995, the Company entered into an agreement with CYMA Systems, Inc. which made CYMA a distributor of the Company's products. CYMA is a distributor of financial applications software and is 40% owned by a director of the Company. The Company has made one sale to CYMA in the amount of $206,000 during fiscal 1995.

       The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis is 20% owned by a director of the Company. During the 1996 and 1995 fiscal years, the Company made purchases of $67,000 and $19,000 respectively, at rates not in excess of those charged to other persons in arms' length transactions.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule
- -------   --------------------------------------


(a)  The following documents are filed as part of this Form 10-K Report:

                                                                          Page
                                                                          ----
          (1) Consolidated Financial Statements:

              Report of Independent Certified Public Accountants           32

              Report of Independent Auditors                               33

              Consolidated Balance Sheets                                  34

              Consolidated Statements of Operations                        35

              Consolidated Statements of Cash Flows                        36

              Consolidated Statements of Stockholders' Equity              37

              Notes to Consolidated Financial Statements                   38

              Report of Independent Certified Public Accountants in
                Financial Schedule II                                      55

      (2)  Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts              57


(c)  Exhibits

Exhibit
Number                 Description of Exhibit
- ------                 ----------------------

3.1(I) * Certificate of Amendment of Registrant's Certificate of Incorporation and amendments thereto

3.1(ii) *  By-laws of Registrant, as amended

4.3 *      Certificate of Designation for Registrant's Series D Preferred Stock

10.45 * Agreement dated as of November 3, 1992 among Registrant, Brisco Investments Limited, Pennsyl vania Merchant Group Ltd. and PMG Investors, Inc.

10.46 * Factoring Agreement dated as of February 8, 1993 between Registrant and Brisco Investments Limited

10.47 * Memorandum of Agreement dated as of February 8, 1993 among Registrant, Princeton Graphic Systems, Inc., Brisco Investments Limited, Flextronics Asia U.S.A., Inc. and Flextronics Singapore Pte. Ltd.

10.48 * Agreement dated as of March 31, 1993 among Registrant, Pennsylvania Merchant Group Ltd., PMG Investors, Inc. and Brisco Investors Limited

10.49 * $2,000,000 of financing related to potential litigation issues and working capital shortfalls during Commitment letter dated July 13, 1993 from Pennsylvania Merchant Group Ltd. to provide up to fiscal 1994

10.50 * $5,000,000 of financing related to potential litigation issues and working capital shortfalls during Commitment letter dated July 13, 1993 from Brisco Investments Limited to provide up to fiscal 1994

10.51 * Stock Purchase Agreement between Jaguar, Inc. and Brisco Investments Limited dated September 10, 1993

10.52 *    Promissory Note of Jaguar, Inc. dated September 10, 1993

10.53 * Pledge Agreement made by Jaguar, Inc. and Brisco Investments Limited dated September 10, 1993

10.54 * Pledge Agreement made by Jaguar, Inc. to the Holder thereof dated September 10, 1993

10.55 * Form of Stockholders Agreement among Jaguar, Inc., John D. Freitag, John J. Murphy, William C. Lovely, Thomas J. Anderson and Mark L. Wetzel dated September 10, 1993

10.56 * Form of Amended and Restated Stockholders Agreement among Jaguar, Inc., John D. Freitag, John J. Murphy, William C. Lovely, Thomas J. Anderson and Mark L. Wetzel dated as of October 1, 1993



10.57 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd., PMG Investors, Inc. and Brisco Investments Limited

10.58 * Agreement dated as of October 1, 1993 between Registrant and Brisco Investments Limited

10.59 * Agreement dated as of October 1, 1993 between Registrant and Brisco Investments Limited

10.60 * Agreement dated as of October 1, 1993 between Registrant and John D. Freitag

10.61 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd. and PMG Investors, Inc.

10.62 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd. and PMG Investors, Inc.

10.63 * Commitment letter dated December 20, 1993 from Pennsylvania Merchant Group Ltd. to provide up to $800,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994/fiscal 1995

10.64 * Commitment letter dated December 20, 1993 from Jaguar, Inc. to provide up to $800,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994/fiscal 1995

10.65 * Series D Convertible Preferred Stock and Warrant Purchase Agreement among John D. Freitag, William C. Lovely and Registrant

10.66 *  Form of Warrant to Purchase Common Stock of Registrant

10.67 * Agreement dated as of February 15, 1994 among Registrant, John D. Freitag and Richard A. Hansen

10.68 * Agreement dated as of April 1, 1994 among Registrant, Pennsylvania Merchant Group Ltd., PMG Investors, Inc. and Brisco Investments Limited

10.69 * Commitment letter dated June 23, 1994 from Leopard Industries, Inc. to provide up to $600,000 of financing related to potential litigation settlements and working capital shortfalls

10.70 * Fourth Amendment to Lease dated January 30, 1993, between Northmeadow Associates and Registrant for certain premises located at 1100 Northmeadow Parkway, Roswell, Georgia

10.71 *  Registrant's Amended and Restated Equity Incentive Plan

10.72 *  Registrant's Amended and Restated Directors' Equity Incentive Plan

10.73 Agreement to Release Pledged Collateraldated as of December 20, 1995 among Jaguar Inc., Richard A. Hansen and Primary Holdings Limited

10.74 Agreement dated as of December 20, 1995 among Jaguar Inc., Computone Corporation, John D. Freitag, Thomas J. Anderson, William C. Lovely and Richard A. Hansen

10.75 Promissory Note dated as of December 20, 1995 of Thomas J. Anderson payable to Richard A. Hansen

10.76 Pledge Agreement dated as of December 20, 1995 of Thomas J. Anderson in favor of Richard A. Hansen

10.77 Promissory Note dated as of December 20, 1995 of William C. Lovely payable to Richard A. Hansen


10.78 Pledge Agreement dated as of December 20, 1995 of William C. Lovely in favor of Richard A. Hansen

10.79 Stock Purchase Agreement dated as of December 21, 1995 between PMG Investors, Inc. and Richard A. Hansen

10.80 Promissory Note dated as of December 21, 1995 of Richard A. Hansen payable to PMG Investors, Inc.

21       Subsidiary of Registrant

23 * Consent of Independent Auditors with respect to the Company's Stock Option Plan


* Certain of the exhibits to this report, indicated by an asterisk, are incorporated by reference to other documents on file with the Securities and Exchange Commission with which they physically filed to be part thereof as their respective dates.

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUTONE CORPORATION


                                       By:  /s/ Thomas J. Anderson
                                          ------------------------------------
                                         Thomas J. Anderson, President,
                                         Chief Executive Officer & a Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                              Capacity                        Date
 ----------                              --------                        ----


 /s/ Richard A. Hansen           Chairman of the Board           August 21, 1996
- --------------------------
Richard A. Hansen



 /s/ Thomas J. Anderson          President, Chief Executive
- --------------------------       Officer and a Director          August 21, 1996
Thomas J. Anderson               (principal executive officer)



 /s/ Gregory A. Alba             Vice President, Finance and     August 21, 1996
- --------------------------       Administration and
Gregory A. Alba                  Chief Financial Officer
                                 (principal financial and
                                 accounting officer)



 /s/ William C. Lovely           Director                        August 21, 1996
- --------------------------
William C. Lovely



                                 Director                        August   , 1996
- --------------------------
John D. Freitag

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-45878) pertaining to Computone Corporation's Director's Equity Incentive Plan, Equity Incentive Plan and Employee and Consultant Warrants and Non-Equity Incentive Plan Options of our report dated June 29, 1995, with respect to the consolidated financial statements and schedule of Computone Corporation in the Annual Report (Form 10-K) for the year ended April 5, 1996.



                                                  BDO SEIDMAN, LLP



Atlanta, Georgia
August, 19, 1996

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Computone Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows of Computone Corporation for the year ended April 1, 1994. Our audit also included the financial statement schedule listed in the accompanying index to financial statements (Item 14(a)) for the year ended April 1, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Computone Corporation for the year ended April 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended April 1, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the financial statements, in 1994 the company changed its method of accounting for income taxes.


/s/ Ernst & Young LLP
- ----------------------

Atlanta, Georgia
May 24, 1994

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)

                                                          April 5, 1996             April 7, 1996
                                                         ---------------           ---------------
ASSETS
Current assets:
    Cash and cash equivalents                             $        143              $        297
    Receivables, net                                             1,564                     3,253
    Inventories, net                                             2,715                     2,174
    Prepaid expenses and other                                      83                       110
                                                          --------------            --------------
Total current assets                                             4,505                     5,834

Property, equipment and improvements, net                          523                       897

Intangible assets, net                                             636                       891

Other                                                               99                       101
                                                          --------------            --------------

Total assets                                              $      5,763              $      7,723
                                                          ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                               $      1,848              $      1,797
    Accrued liabilities:
         Payroll                                                   113                       164
         Disputed matter                                             -                       230
         Prepaid sales                                             214                         -
         Professional fees                                          69                        96
         Other                                                     465                       425
   Line of credit                                                  599                         -
   Current maturities of long term debt                            504                       230
                                                          --------------            --------------
Total current liabilities                                        3,812                     2,942

Notes payable to stockholders                                       20                       270

Long term debt, less current maturities                             47                       314
                                                          --------------            --------------

Total liabilities                                                3,879                     3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                  -                         2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,357,184 and 6,207,184 shares outstanding        64                        62
  Additional paid in capital                                    41,543                    41,517
  Accumulated deficit                                          (39,723)                  (37,384)
                                                          --------------            --------------
Total stockholders' equity                                       1,884                     4,197
                                                          --------------            --------------

Total liabilities and stockholders' equity                $      5,763              $      7,723
                                                          ==============            ==============


       See accompanying notes to the consolidated financial statements.





                             Computone Corporation
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                                            Year Ended
                                                        --------------------------------------------------
                                                        April 5, 1996      April 7, 1995     April 1, 1994
                                                        -------------      -------------     -------------
Revenues:
     Product sales                                        $    9,665        $   14,550        $   13,702
     Royalties                                                     -                 -               882
                                                          -----------       -----------       -----------
Net revenues                                                   9,665            14,550            14,584

Expenses:
     Cost of products sold                                     6,640             8,816             8,024
     Selling, general and administrative                       3,934             4,555             3,909
     Product development                                       1,294             1,098             1,034
                                                          -----------       -----------       -----------
                                                              11,868            14,469            12,967
                                                          -----------       -----------       -----------

Operating income (loss) from continuing operations            (2,203)               81             1,617

Other income (expense):
     Other, net                                                    8               102                19
     Interest expense - affiliates                               (20)              (19)             (103)
     Interest expense - other                                    (92)              (38)               (8)
                                                          -----------       -----------       -----------

Income (loss) from continuing operations                      (2,307)              126             1,525

Discontinued operations:
     Income on discontinued operations                             -                 -                53
     Income (loss) on disposal                                     -               184             1,921
                                                          -----------       -----------       -----------
Income (loss) from discontinued operations                         0               184             1,974
                                                          -----------       -----------       -----------

Income (loss) before extraordinary item                       (2,307)              310             3,499

Extraordinary item:
    Debt foregiveness                                              -               242                 -
                                                          -----------       -----------       -----------

Net income (loss)                                             (2,307)              552             3,499


Preferred stock dividends                                        (32)                -                 -
                                                          -----------       -----------       -----------

Net income (loss) applicable to common stock              $   (2,339)       $      552        $    3,499
                                                          ===========       ===========       ===========

Earnings (loss) per common share and common equivalents
  Income (loss) from continuing operations                $    (0.36)       $     0.02        $     0.28
  Income (loss) from discontinued operations                       -              0.03              0.35
  Income from extraordinary item                                   -              0.04                 -
                                                          -----------       -----------       -----------
Earnings (loss) per common share and common equivalents   $    (0.36)       $     0.09        $     0.63
                                                          ===========       ===========       ===========

Weighted average common shares and
   common equivalents outstanding                               6,406             6,445             5,513
                                                          ===========       ===========       ===========


                                 See accompanying notes to the consolidated financial statements.


                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                             Year ended
                                                                     ----------------------------------------------------------
                                                                     April 5, 1996            April 7, 1995       April 1, 1994
                                                                     -------------            -------------       -------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                             $  (2,307)               $     126         $  1,525
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                          968                      927              530
       Provision for uncollectible accounts                                   205                      198              643
       Provision for inventory reserve                                        178                        6                -
       Changes in current assets and current liabilities:
          Accounts receivables                                              1,485                     (547)            (733)
          Inventories                                                        (720)                     442             (510)
          Prepaid expenses and other                                           27                     (209)            (124)
          Accounts payable and accrued liabilities                            (35)                     212              957
                                                                        ----------               ----------        ----------
     Net cash provided by (used in) continuing operations                    (199)                   1,155            2,288
                                                                        ----------               ----------        ----------

  Income (loss) from discontinued operations                                   -                       184            1,974
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                             -                      (184)          (1,921)
        Change in net assets of discontinued operations                        -                       (47)          (1,086)
                                                                        ----------               ----------        ----------
      Net cash used in discontinued operations                                 -                       (47)          (1,033)
                                                                        ----------               ----------        ----------

Net cash provided by (used in) operating activities                          (199)                   1,108            1,255
                                                                        ----------               ----------        ----------

Cash flows from investing activities:
   (Increase) decrease in other assets                                          2                       66               (7)
   Capitalization of software costs                                          (262)                    (322)            (453)
   Capital expenditures                                                       (76)                    (202)            (564)
                                                                        ----------               ----------        ----------

Net cash used in investing activities                                        (336)                    (458)          (1,024)
                                                                        ----------               ----------        ----------

Cash flows from financing activities:
  Borrowings - affiliates                                                      -                        -               250
  Repayment of debt - net                                                    (243)                    (583)          (1,606)
  Net borrowings under lines of credit - others                               599                       -                 -
  Exercise of common stock options and warrants                                -                        15               86
  Contribution of capital                                                      25                       -                 -
  Issuance of common stock                                                      2                       -               750
  Conversion of preferred stock                                                (2)                      -                 -
  Issuance of preferred stock                                                  -                        -               400
                                                                        ----------               ----------        ----------

Net cash (used in) provided by financing activities                           381                     (568)            (120)
                                                                        ----------               ----------        ----------

Net increase (decrease) in cash and cash equivalents                         (154)                      82              111
Cash and cash equivalents, beginning of period                                297                      215              104
                                                                        ----------               ----------        ----------
Cash and cash equivalents, end of period                                $     143                $     297         $    215
                                                                        ==========               ==========        ==========

Supplemental schedule for non-cash investing and
  financing activities:
Conversion of debt to common stock                                      $      -                 $      -          $  5,531
Accrued interest waived on conversion of debt to common stock                  -                        -               119
Contribution of fixed assets for common stock                                  -                        -                71
Conversion/settlement of preferred stock to common stock                      150                       -               124
Recognition of costs related to issuance of common stock                       -                       147                -

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                        $      92                $      32         $      8

                                 See  accompanying notes to the consolidated financial statements.

                             Computone Corporation
   Consolidated Statements of Stockholders' Equity (Net Captial Deficiency)
                     (in thousands, except share amount)

                                                                                                                     Stockholders'
                                                                                                            Treasury   Equity
                                         Preferred Stock    Common Stock          Additional    Accumulated  Stock,  (Net Capital
                                         ----------   ----- ------------   -----
                                           Shares     Amount   Shares      AmountPaid-In Capital Deficit    At Cost  Deficiency)
                                                                                 ------------   ----------  -------- -----------
Balance, April 2, 1993                         -     $  -     5,041,920    $ 50    $  34,838    $ (41,435)   $ (256)   $(6,803)


 Exercise of common stock options              -        -        28,917      -            86          -         -           86
 Exercise of common stock warrants             -        -           -        -           -            -         -          -
 Conversion of debt to common stock            -        -       220,630       2        1,648          -         -        1,650
 Issuance of common stock                      -        -        51,623       1          349          -         -          350
 Conversion of debt to common stock            -        -       407,011       5        2,553          -         -        2,558
 Accrued interest waived on conversion
     of debt to common stock                   -        -           -        -           119          -         -          119
 Contribution of assets for common stock       -        -        16,786      -            71          -         -           71
 Issuance of Series D preferred stock      200,000       2          -        -           398          -         -          400
 Issuance of common stock                      -        -       128,000       1          399          -         -          400
 Conversion of debt to common stock            -        -        43,638      -           180          -         -          180
 Issuance of common stock related to
     Series B preferred stock settlement       -        -        30,000      -           124          -         -          124
 Conversion of debt to common stock            -        -       342,924       3        1,140          -         -        1,143
 Retirement of treasury stock                  -        -      (109,566)     -          (256)         -         256        -
 Net Income                                    -        -           -        -           -          3,499       -        3,499
                                         ----------   ----- ------------   ----- ------------   ----------  -------- -----------
Balance, April 1, 1994                     200,000       2    6,201,883      62       41,649      (37,936)        0      3,777


 Exercise of common stock options              -        -         5,301      -            15          -         -           15
 Costs related to issuance of
  common stock                                 -        -           -        -          (147)         -         -         (147)
 Net Income                                    -        -           -        -           -            552       -          552
                                         ----------   ----- ------------   ----- ------------   ----------  -------- -----------
Balance, April 7, 1995                     200,000       2    6,207,184      62       41,517      (37,384)        0      4,197


 Conversion of preferred stock to
   common stock                           (200,000)     (2)     150,000       2            0          -         -            0
 Legal fee payments made by directors          -        -           -        -            26          -         -           26
 Net loss                                      -        -           -        -           -         (2,339)      -       (2,339)
                                         ----------   ----- ------------   ----- ------------   ----------  -------- -----------
Balance, April 5, 1996                           0     $      6,357,184     $64    $  41,543     $(39,723)    $   0    $ 1,884
                                         ==========    ====  ===========    ====  ===========    =========   =======  ==========

                                 See accompanying notes to the consolidated financial statements.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

       Computone Corporation ("the Company") has continuing operations in the field of computer communications, including the manufacture and sale of intelligent computer add-on printed circuit boards and the development and sale of multi-user operating software. The Company produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value added re-sellers and original equipment manufacturers.

       Certain of the Company's operations have been treated as discontinued operations, see Note 3.

FISCAL YEAR END

       The Company's fiscal year ends on the first Friday in April. The fiscal year ended April 5, 1996 had 52 weeks, the fiscal year ended April 7, 1995 had 53 weeks and the fiscal year ended April 1, 1994 had 52 weeks.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances have been eliminated in consolidation.

CASH EQUIVALENTS

       The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

       Product sales are recognized, net of an allowance for estimated returns, when the related products are shipped to cus tomers since the Company does not have any vendor or post-shipment support obligations with respect to its products, and collection of the resulting receivables is deemed probable by
management at the shipment date.   The Company has established, during fiscal
1996, a reserve of 50% of the gross margin applicable to the outstanding accounts receivable balances of its distribution customers to allow for the potential return and/or rotation of stock on hand at the distributor.

       Royalties principally represent income earned from the licensing of product technology which is recognized when the Company is notified that the related products have been shipped to customers. During the 1996, 1995 and 1994 fiscal years, the Company recorded royalty income in the amounts of $0, $0 and $882,000 respectively. As of the end of the 1994 fiscal year, the Company no longer had any royalty agreements. Costs related to royalties have in many cases been incurred over a number of years and substantial portions thereof are indistinguishable and not susceptible to segregation from other costs and expenses in curred by the Company.

        A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment. The Company generally provides a warranty of five years on all of its products sold. Historically, the Company's actual warranty expenses have approximated actual warranty costs.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

       Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method.

       Raw materials which have no planned production life or exceed 18 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as management deems appropriate for obsolete, excess and non-salable invento ries, including finished goods inventories.

       Inventories are net of a reserve for obsolete, excess and non-salable items of $381,000 and $203,000 at April 5, 1996 and April 7, 1995, respectively.

PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost. Depreciation and amortization are provided by charges to operations using the straight-line method based on estimated useful lives (shorter of asset life or lease term for leasehold improvements). Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization charged to continuing operations for the years ended April 5, 1996, April 7, 1995 and April 1, 1994 amounted to $450,000, $473,000 and $336,000, respectively.

       Effective April 3, 1993, the Company revised the estimated useful lives related to certain property and equipment to re flect more closely the current remaining useful lives of such assets. The effect of this change in accounting estimate for the year ended April 1, 1994 was to increase the Company's income from continuing operations, net income and net income applicable to common stock by approximately $232,000 ($.04 per share).

SOFTWARE DEVELOPMENT COSTS

       Software development costs are capitalized upon establishing the respective technological feasibility of a product and are amortized on a product-by-product basis beginning on the date the particular product is available for general release to customers based on the estimated revenues to be realized from the related products or on a straight-line basis over the estimated product lives. The amortization of such costs is included in the Company's cost of products sold.

       Such amortization expense during the years ended April 5, 1996, April 7, 1995 and April 1, 1994 totaled $518,000, $454,000 and $194,000, respectively;
software development costs totaling $262,000, $322,000 and $453,000, respectively, were capitalized during such years.

RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed when incurred. Research and development amounted to $1,294,000, $1,098,000 and $1,034,000 during the years ended April 5, 1996, April 7, 1995 and April 1, 1994, respectively.

INCOME TAXES

       Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No.109 (SFAS 109), "Accounting for Income Taxes". Management provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will not benefit from the utilization of such deferred tax assets.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

       Earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

       On November 30, 1993, the Company effected a one-for-six reverse stock split of the Company's Common Stock effective as of that date. Accordingly, the weighted average number of shares outstanding and per share amounts in the accompanying consolidated financial statements have been restated for all periods.

       As required by APB Opinion No. 15, supplementary earnings per share data is presented below for the year ended April 5, 1996. For the computation of supplementary earnings per share, shares issued for the conversion of debt are included in the weighted average shares outstanding from the beginning of the year. Supplementary earnings per share is as follows:

                                               1996    1995   1994
                                              -------  -----  -----
Earnings per share of common stock:
  Income (loss) from continuing operations    $( .36)  $ .02  $ .28
  Income from discontinued operations            - -     .03    .35
  Income from extraordinary items                - -     .04    - -
                                              ------   -----  -----
  Earnings (loss) per share                   $( .36)  $ .09  $ .63
                                              ======   =====  =====

          In October 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which the Company is required to adopt in 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123.

RECLASSIFICATION

             Certain amounts have been reclassified in the 1995 consolidated balance sheet to conform to the 1996 presentation.

SIGNIFICANT RISKS AND UNCERTAINTIES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could be different from these estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, provisions for sales returns and allowances and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 5, 1996, the estimates used in the financial statements are adequate based on the information currently available.

2.       FUTURE PROSPECTS

          During the year ended April 5, 1996, the Company incurred a loss of $2,275,000 from continuing operations. The Company is also in violation of certain loan convenants with respect to its line of credit, which matures in August, 1996 and which the Company has borrowed the full amount available under the line of credit. These matters raise

                             Computone Corporation

                  Notes to Consolidated Financial Statements

2.        FUTURE PROSPECTS (CONTINUED)

substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discused below.

          The Company is attempting to raise between $1,000,000 and $1,500,000 in operating capital through a private placement offering for its Common Stock. The Company is cautiously optimistic that it will be able to raise the required capital. It is anticipated that the funds would be available by the end of September 1996. The Company is also in negotiations with its lender to restructure the repayment terms of its line of credit to extend the maturity date and to reduce the amounts due during fiscal 1997 as well as to restructure the payment terms of its note payable with the same lender.

       Management believes that the cash provided from continuing operations during fiscal 1997 should be reasonably sufficient to cover operating expenses incurred during the fiscal year. Cash commitments for noncancelable long-term operating real and personal property lease during 1997 is approximately $300,000. The Company currently has no plans for any major capital improvements. Relationships with major vendors are currently satifactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors. If the Company is not able to obtain additional funding from the offering, management will be required to negotiate extended payment terms with certain vendors that have past due accounts. The Company believes that working capital shortages as may occur from time to time may be satisfied at least to some extent from funding to be advanced to the Company under a verbal agreement made to the Company by its major shareholder. At the end of the first quarter of the 1997 fiscal year, the Company's working capital and current ratio have improved slightly.

          The Company believes that, if the funding to be provided by the offering is obtained in combination with cash provided by continuing operations and the restructuring of the repayment of its line of credit, the Company will be able to fund operations on both a short-term and long-term basis. There can be no assurances that the offering will be successful or that the anticipated amount of proceeds can be obtainable or that the Company will be able to satisfactorily restructure the repayment terms of its line of credit and note payable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        RESTRUCTURING

          During the year ended April 2, 1993, restructuring charges were recorded to cover costs related to downsizing the Company's operating capacity due to the Company's working capital deficit. Severance and related benefits costs totaling $810,000 were recorded to cover the employment terminations of all of the then executive officers as well as over 30 employees from the production, engineering, sales and marketing departments. In addition, the Company's executive offices in Radnor, Pennsylvania were closed, resulting in buyout termination payments for the office lease, telephone lease, photocopiers and fax machines and the shipment of the Company's corporate records to Roswell, Georgia.

          The Company reviewed all capitalized software development costs and determined that the additional costs necessary to continue the development of the Lynxware and MPA960 products lines required expenditures of working capital the Company did not have. Accordingly, the Company included the write-off of the capitalized software cost of $472,000 for Lynxware and $324,000 for MPA960 in the restructuring charges. These write-offs were directly attributable to the business changes initiated by new management, who assumed control of the Company in November 1992, and were not attributable to events and/or condi tions in prior fiscal quarters and/or years. During the first and second quarters of fiscal 1993, the Company conducted a review of the gross margin contribution of all individual products in its product lines so that the Company's scarce working capital resources could be allocated to those products which would maximize the Company's cash position. The initial review was conducted by prior management for the first quarter of fiscal 1993, and resulted in a restructuring charge of $175,000. When new management of the Company took over in November 1992, an additional detailed review was conducted. Based on new management's review, the Company discontinued 19 products that displayed low gross margin contributions which, in the opinion of new management, would not generate sufficient working capital in the future to justify their continued existence given the Company's severe working capital constraints.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

3.        RESTRUCTURING (CONTINUED)

Accordingly, a reserve of $1,318,000 was established for all raw materials, work-in-process and finished goods inventories associated with the above 19 products during the second quarter of fiscal 1993.

          New management also reviewed the net book value related to costs in excess of fair values of the net assets acquired and determined that no current value existed given the Company's new direction, and therefore a write-off of $322,000 was re corded as part of the restructuring charges. New management also included in the restructuring charges $139,000 for professional fees related to the restructuring to cover legal and advisory fees.

          On a retrospective basis, when considering the Company's operating philosophies under prior management, new man agement does not believe that any material portion of the above charges should have been recorded in prior-period financial statements and, on a prospective basis, all required reserves have been properly accrued under Statement of Financial Accounting Standards No.5 and Accounting Principles Board Opinion No. 30.

4.        DISCONTINUED OPERATIONS

PRINCETON, NEW PRINCETON AND DENISON

          During the second quarter of the year ended April 2, 1993, as a result of unsuccessful attempts to sell New Princeton, a subsidiary of the Company, the Company decided to shut down New Princeton. As a result of this decision, New Princeton's primary vendors made claims against the Company which were more significant than expected. New management recorded a reserve of $4,105,000, in excess of prior reserves established during the six months ended October 2, 1992. This reserve included an accrual for a United States Customs Service matter involving the determination of the appropriate amount of customs payable on certain monitors imported by Princeton, a discontinued operation of the Company.

          In December 1992, the Company entered into an agreement to satisfy its existing guarantee of $1,700,000 of New Princeton's obligations to its primary vendor. Under the terms of the agreement, the Company was to pay the vendor $1,300,000 and issue 44,445 shares of its Common Stock in full satisfaction of its obligation under the guarantee. The guarantee was secured by substantially all of the Company's assets. As of April 1, 1994, the Company had issued the 44,445 shares as well as an additional 40,000 shares of Common Stock in lieu of $120,000 of cash payments and had paid $1,180,000, under this agreement.

PRINCETON, NEW PRINCETON AND DENISON

          Also in December 1992, the Company paid $630,000 to a former vendor of Princeton in full satisfaction of a jury verdict against the Company. With regards to a lawsuit filed against the Company in April 1992 demanding payment of approxi mately $2,100,000, the Company entered into an agreement in December 1992 with this vendor under which $689,000 of the claim representing trade accounts payable was to be satisfied via payments totaling $517,000 and the issuance of 8,209 shares of the Company's Common Stock. As of April 1, 1994, the Company had paid in full the $517,000 and issued the shares in accordance with the terms of this agreement. In August 1993, the Company entered into an agreement with this vendor to pay $600,000 and issue 73,137 shares of Common Stock in full satisfaction of a claim for residual inventories. As of April 5, 1996, the Company had complied in full with the terms of the agreement.

DENISON

          During the second quarter of the year ended April 2, 1993, new management of the Company analyzed the reserve related to the outstanding litigation against the Company's former Defense Product Group ("Denison") and recorded an addition al reserve of $760,000.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

4.        DISCONTINUED OPERATIONS (CONTINUED)

DENISON (CONTINUED)

          During the fourth quarter of the year ended April 2, 1993, the Company entered into two agreements with former Denison shareholders that required issuance of 111,451 shares of the Company's Common Stock and cash payments of $212,000. On April 1, 1994, an additional 30,000 shares were issued as agreed upon. As of April 1, 1994, the Company had paid all but $24,000 under this agreement. In relation to the two agreements, the former Denison shareholders also surrendered all of the Company's Series B preferred stock. At April 5, 1996, the Company had complied in full with the terms of the agreements.

          During the year ended April 1, 1994, based on the settlement of the majority of the litigation related to the Company's discontinued Princeton and Denison operations, it was determined that the loss on the disposal would be less than originally provided for as of April 2, 1993. Therefore, the estimated disposal costs were reduced by approximately $1,921,000 during the year ended April 1, 1994.

          During the year ended April 5, 1996, the Company recognized income of $184,000 related to a reduction in the expected disposal costs of its discontinued operation.

          Management believes no additional reserve for the loss on disposal of Princeton and Denison is required at April 5, 1996.

5.        ADVANCES FROM AFFILIATE

          In February 1993, the Company entered into a factoring agreement whereby it borrowed $1,000,000 from an affiliate secured by an assignment of $1,000,000 in accounts receivable. On October 1, 1993, the Company and the affiliate entered into an agreement whereby the factoring agreement was terminated and the $1,000,000 owed to the affiliate was converted to equity of the Company (Note 12). The interest payable to the affiliate was waived and the Company recorded the interest expense as additional paid-in capital.

6.         OTHER BALANCE SHEET INFORMATION (IN THOUSANDS)
                                                             APRIL 5,         APRIL 7,
                                                              1996             1995
                                                          ------------------------------

Inventories:
   Finished goods                                               830           $  544
   Work in process                                              516              584
   Raw materials                                              1,319            1,046
                                                             ------           ------
                                                             $2,665           $2,174
                                                             ======           ======

Property and equipment:
   Equipment                                                  3,046           $2,839
   Furniture & fixtures                                         395              526
   Leasehold Improvements                                       222              222
                                                             ------           ------
                                                              3,587            3,653
Less accumulated depreciation
    and amortization                                          3,140            2,690
                                                             ------           ------
                                                            $   523           $  897
                                                             ======           ======
Intangible assets:
   Software costs                                            $2,097           $1,835
Less accumulated amortization                                 1,461              944
                                                             ------           ------
                                                             $  636              891
                                                             ======           ======

                       Computone Corporation

            Notes to Consolidated Financial Statements

7.      LONG-TERM DEBT AND LINE OF  CREDIT

       (a) Long-term debt consists of the following: (in thousands)


                                                          APRIL 5,   APRIL 7,
                                                           1996       1995
                                                       -----------------------

Prime plus two percent note payable
 to bank, principal of $13,427, plus
 interest, due monthly through September
 1997, collateralized by accounts
 receivable, inventory and equipment and
 guaranteed by a former director of the
 Company (see note 7(b) )                                  242      $  403

7% note payable to a major
 stockholder due December 1996                             250         250

7% note payable to a major
 stockholder due December 1999                              20          20

Other, principally extended vendor
  payment plans                                             59         414
                                                        ------      ------
                                                           571         814
Less current maturities                                    504         230
                                                        ------      ------
                                                        $   67      $  584
                                                        ======      ======


             The above liabilities are presented in the accompanying consolidated balance sheet as follows:

                                                         April 5,    April 7,
                                                           1996        1995
                                                       -------------------------
Notes payable to stockholder                              $  20        $270
 Long-term debt                                              47         314
                                                          -----        ----
  Total                                                   $  67        $584
                                                          =====        ====

Future maturities of long-term debt are as follows (in thousands):


   1997                                                 $ 504
   1998                                                    47
   1999                                                    - -
   2000                                                    20
   2001                                                    - -
   Thereafter                                              - -
                                                       -------
                                                          $571
                                                          ====


          The note payable to bank has certain financial covenants, including minimum requirements relating to working capital and tangible net worth. The Company was not compliance with all of the covenants at April 5, 1996 as discussed below.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

7.        LONG-TERM DEBT AND LINE OF  CREDIT (CONTINUED)

          (b) The Company has a line of credit facility with a bank which provides for $750,000 in advances at a rate of prime plus 1% and matures in August 1996.

          The Company has been engaged in discussions with its lender with respect to its note payable to bank (Note 7 (a)) and its line of credit to (i) extend the maturity date of the line of credit, (ii) restructure the payment terms of both the note payable and line of credit and (iii) obtain waivers with respect to the loan covenant violations. The Company has classified all borrowings due to this lender as current obligations, pending the satisfactory resolution of these matters. However, there can be no assurances that the Company will be able to satisfactorily resolve these matters. See Note 2.

8.        COMMITMENTS

          Rent payable under noncancelable long-term operating leases for real and personal property relating to continuing operations is as follows (in thousands):


              1997                               $300
              1998                                213
              1999                                 19
              2000                                 16
              2001                                - -
                                                 ----
                                                $ 548
                                                =====

          Rent expense relating to continuing operations amounted to $288,000, $305,000 and $312,000 for the years ended April 5, 1996, April 7, 1995 and April 1, 1994, respectively.

9.        INCOME TAXES

          The Company has available net operating and capital loss carryforwards, including preacquisition operating loss carryforwards which relate to a predecessor company, which expire through the year 2011. As a result of several ownership changes which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's
future use of the loss carryforwards.    Deferred income taxes reflect the net
tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

             The components of deferred tax liabilities and deferred tax assets are as follows (in thousands):

                                        1996       1995
                                     ----------  ---------
Deferred tax liabilities:
  Software costs                     $     221   $     39
  Depreciation                              40         19
                                     ---------   --------
Total deferred tax liabilities             261         58
                                     =========   ========

Deferred tax assets:
Allowance for doubtful accounts            112         75
 Inventory reserves                         32         73
 Other accrued expenses                    227        132
 Net operating loss carryforwards       10,053      9,222
 Tax Credits                               - -         46
 Valuation allowance                  ( 10,163)   ( 9,190)
                                     ---------   --------
Total deferred tax assets                  261        358
                                     =========   ========

                             Computone Corporation

                  Notes to Consolidated Financial Statements


9.        INCOME TAXES (CONTINUED)

          The valuation allowance increased by $973,000 during the year ended April 5, 1996. During the years ended April 7, 1995 and April 1, 1994, the valuation allowance decreased by $908,000 and $1,325,000, respectively.

          As a result of the existing net operating loss carryforwards, no current provision for income taxes was required for the years ended April 5, 1996, April 7, 1995 and April 1, 1994.

             The statutory federal income tax rate differed from the effective income tax rate as follows:

                                                       1996   1995   1994
                                                       -----  -----  -----

Statutory tax rate                                       34%    34%    34%
State tax rate, net of  federal tax benefit               4      4     --
Effect of nonutilization of net operating losses         --     --    (34)
Decrease in deferred tax  asset valuation allowance     (38)   (38)   - -
                                                       ----   ----   ----
                                                         --%    --%    --%
                                                       ====   ====   ====

10.          PREFERRED STOCK

          In January 1994, the Company's former Chairman and another member of the Board of Directors contributed a total of $400,000 in cash and were issued a total of 200,000 shares of Series D Preferred Stock and warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.75 per share. The shares of Series D Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock at $2.75 per share subject to adjustment for certain changes in the Compa ny's capitalization, including stock splits, stock dividends, consolidations, mergers and combinations, or upon certain dilutive issuances of shares of Common Stock or securities convertible or exchangeable or exercisable for shares of Common Stock, di rectly or indirectly.

          The holders of Series D Preferred Stock were entitled to vote on all matters on which stockholders may vote, including the election of directors, and are entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Series D Preferred Stock they hold are convertible.
The Series D Preferred Stock votes together with the Common Stock as one class except when class voting is required by law and except that, without the approval of the holders of at least 60% of the outstanding shares of Series D Preferred Stock, voting as a separate class, the Company may not amend the terms of the Series D Preferred Stock or sell all or substantially all of its assets or liquidate the Company.

          The holders of shares of Series D Preferred Stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at a rate of $.08 per share per annum. Such dividends would, if declared, have been payable quarterly in arrears on April 1, July 1, October 1 and January 1, commencing October 1, 1994.

          If all accrued dividends have not been paid or set apart for payment, no dividends or other distributions may be declared or made with respect to the Common Stock or any other securities of the Company. The Series D Preferred Stock will be redeemable, in whole or in part, at the option of the Company after March 1, 1997 at a price per share of $2.00 plus an amount equal to all accrued but unpaid dividends to the date fixed for redemption.

          Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $2.00 per share plus all accrued but unpaid dividends to the date fixed for such liquidation, dissolution or winding up, before any payment is made to the holders of the Common Stock.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

10.       PREFERRED STOCK (CONTINUED)

          On December 20, 1995, the Company's former Chairman and a member of the Board of Directors exercised their right to convert the Preferred Stock into 150,000 shares of Common Stock. The Company has agreed to pay, in six equal monthly installments beginning June 30, 1996, all of the accrued but unpaid dividends on the Series D Convertible Preferred Stock from the date of issuance thereof to the date of conversion.

11.       STOCK OPTIONS AND WARRANTS

          The Company has equity incentive plans for employees and directors which provide for the granting of non-qualified stock options, stock appreciation rights and restricted stock awards to key employees, officers and directors of the Company. All option and warrant data have been adjusted for all periods prior to the reverse stock split (Note 1).

             A summary of option transactions is as follows:

                                        Shares       Price Per Share
                                       --------  ------------------------

          Balance, April 2, 1993        58,820   $3.00  to  $24.90

          Options granted              369,168    3.00  to    3.22
          Options exercised            (28,917)   3.00
          Options canceled             (13,113)   3.00  to    8.28
                                       -------

          Balance, April 1, 1994       385,958    3.00  to   19.80

             Options granted           101,559    3.00  to    3.25
             Options exercised          (5,302)   3.00
             Options canceled          (53,336)   3.00  to   19.80
                                       -------

             Balance, April 7, 1995    428,879    3.00  to    3.25

             Options granted           157,000    1.13
             Options exercised           - - -   - - -
             Options canceled         (192,493)   3.00  to    3.25
                                                 ---------
             Balance, April 5, 1996    393,386
                                       =======

          At April 5, 1996, options to purchase 288,532 shares were exercisable. The Company has reserved 500,000 shares of common stock for its Equity Incentive Plans.

          The Company has granted certain directors, officers, stockholders, customers, lenders and employees warrants that entitle the holders to purchase shares of the Company's Common Stock. The warrants, are exercisable from the date of grant for periods which vary from three to five years. Expiration dates extend through April 2003.

                             Computone Corporation

                  Notes to Consolidated Financial Statements


11.        STOCK OPTIONS AND WARRANTS (CONTINUED)

           A summary of the warrant transactions is as follows:

                                        Shares   Price Per Share
                                       --------  ----------------

             Balance, April 2, 1993    158,053   $3.00 to  $29.28

             Warrants granted           50,000    2.75
             Warrants exercised            ---
             Warrants canceled         (19,637)   3.00 to   24.00
                                       -------

             Balance, April 1, 1994    188,416    2.75 to   29.28

             Warrants granted              ---
             Warrants exercised            ---
             Warrants canceled         (31,745)   3.00 to   29.28
                                       -------

             Balance, April 7, 1995    156,671    2.75 to   10.50

             Warrants granted           24,243    3.50
             Warrants exercised            ---
             Warrants canceled          20,834    3.00
                                      --------

             Balance, April 5, 1996    160,080
                                       =======

             At April 5, 1996, all warrants outstanding are exercisable.



12        EQUITY TRANSACTIONS

YEAR ENDED APRIL 1, 1994
- ------------------------

          In August 1993, the Company issued 73,137 shares of Common Stock in satisfaction of $650,000 of obligations, under a December 1992 debt restructuring agreement, to a major creditor of the Company's discontinued Princeton division.

          On October 1, 1993, the Company issued Common Stock in the following transactions, all at a conversion price of $6.78 per share:

          The Company's largest stockholder converted $1,000,000 previously advanced to the Company in February 1993 under a factoring agreement (Note 5) into 147,493 shares of Common Stock;

          The Company's largest stockholder contributed $350,000 in cash and was issued 51,623 shares of Common Stock;

          The Company's largest stockholder converted $400,000 of a $500,000 outstanding note payable into 58,997 shares of Common Stock;

                             Computone Corporation

                  Notes to Consolidated Financial Statements

12.       EQUITY TRANSACTIONS

YEAR ENDED APRIL 1, 1994 (CONTINUED)
- ------------------------------------

          The Company's largest stockholder converted $717,687, in advances made to the Company during 1993, into 105,854 shares of Common Stock;

          The Company's then current Chairman converted $141,846, owed to him by the Company as a result of the termination of his employment with the Company in September 1990, into 20,992 shares of Common Stock;

          The Company's second largest stockholder converted $400,000 of a $500,000 outstanding notes payable into 58,997 shares of Common Stock;

          The Company's second largest stockholder converted $630,000 of outstanding notes payable into 92,921 shares of Common Stock; and

          The Company's second largest stockholder converted $130,000, in fees owed to it by the Company, into 19,174 shares of Common Stock.

          On December 6, 1993, a stockholder contributed fixed assets of $71,340 to the Company, and in return the Company issued 16,786 shares of Common Stock.

          On January 4, 1994, a stockholder made a cash contribution via a line of credit draw-down previously issued on behalf of the Company of $137,900 and in return the Company issued 50,146 shares of Common Stock.

          In February 1994, the Company's Chairman and another Board Member advanced the Company $300,000 and $100,000, respectively, converting the advances into 96,000 shares and 32,000 shares, respectively, of the Company's Common Stock.

          In March 1994, the Company agreed to issue 342,924 shares of the Company's Common Stock in discharge of liabilities amounting to $1,143,000 owed by the Company under the December 1992 debt restructuring agreements. Included in these amounts were 58,183 shares valued at $193,641 related to discontinued operations.

          On April 1, 1994, the Company's two largest stockholders each converted $90,000 of long-term debt of the Company into 21,819 shares of the Company's Common Stock.

          On April 1, 1994, the Company issued 30,000 shares of the Company's Common Stock related to the settlement agreement reached regarding the Company's Series B Preferred Stock.

          During the year ended April 1, 1994, the Company retired 109,566 treasury shares.

YEAR ENDED APRIL 7, 1995
- ------------------------

          None applicable.

YEAR ENDED APRIL 5, 1996
- ------------------------

          On December 20, 1995, the Company's former Chairman and another Board member elected to convert their 200,000 shares of Series D Convertible Preferred Stock into 150,000 shares of Common Stock.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

13.       OTHER RELATED PARTY TRANSACTIONS

          During the seven months ended October 30, 1992, the Company paid a former director and officer of the Company $76,000 for consulting services.

          During the year ended April 2, 1993, the Company paid a director consulting fees of $117,000 in connection with services related to operations and disposition of Princeton. The director served as President and Chief Operating Officer of the Company during the period September 1, 1992 through October 30, 1992. During December 1992, the Company granted the di rector a warrant to purchase 16,667 shares of the Company's Common Stock at a price of $10.50 per share through December 1997.

          Effective March 31, 1993, the major stockholder waived accrued financial advisory fees totaling approximately $124,000.

          The Company incurred interest expense totaling $19,000, $103,000 and $636,000 during the fiscal years ended April 5, 1996, April 1, 1994 and April 2, 1993, respectively, on obligations due to stockholders.

          During the seven months ended October 30, 1992, the Company loaned First Philadelphia Corporation ("FPC") $305,000. In November 1992, the Company renegotiated its receivable from FPC into a note receivable of $451,000, representing the $305,000 loan during 1993 plus a previously loaned amount of $146,000, bearing interest at 8% and payable on demand after March 20, 1993. In March 1993, FPC paid $2,000 and claimed that the remaining balance was eliminated in accordance with the note's provisions. During the year ended April 1, 1994, the Company netted the note against a $449,000 reserve previously recorded during the year ended April 2, 1993.

          The Company's major stockholder advanced $630,000 in the form of a long-term obligation to the Company during the year ended April 2, 1993. This amount was subsequently used to settle a previously issued jury verdict against the Company for $630,000. During October 1993, the stockholder converted the $630,000 into Common Stock of the Company (see Note 12).

       In March 1995, the Company entered into an agreement with CYMA Systems, Inc. which made CYMA a distributor of the Company's products. CYMA is a distributor of financial applications software and is 40% owned by a director of the Company. The Company has made one sale to CYMA in the amount of $206,000 during fiscal 1995.

       The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis is 20% owned by a director of the Company. During the 1996 and 1995 fiscal years, the Company made purchases of $67,000 and $19,000 respectively.

14.      FOREIGN SALES AND MAJOR CUSTOMERS

         The Company's revenues from continuing operations include approximately $3,170,000, $5,283,000 and $3,383,000 from foreign customers (principally in Europe, the Asia-Pacific region and Central and South America) for the years ended April 5, 1996, April 7, 1995 and April 1, 1994, respectively.

          One customer accounted for 17% of the Company's net revenues from continuing operations for the year ended April 5, 1996. During the fiscal years ended April 7, 1995 and April 1, 1994, one customer accounted for 15% and 16% of net revenues, respectively.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

15.       EMPLOYEE BENEFIT PLAN

          The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 20% of their earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions at the discretion of the Board of Directors. During 1996, 1995 and 1994, the Company made no such contributions to the plan.

16.       LITIGATION

          In May 1993, the Company entered into an agreement with one of its major customers (the "Customer") to sell rights to certain products and technology in return for a cash payment of $1,300,000. Under the agreement, if certain conditions occurred, the Company would be obligated to refund up to $300,000 on January 31, 1994. The Company and the Customer also engaged in ongoing discussions as to whether the payment of $1,300,000 included $389,000 previously owed to the Company by the Customer. On January 31, 1994, the Company was notified by the Customer that, according to the Customer's review of the conditions surrounding the refund, the Customer was entitled to a $300,000 refund. The Customer commenced litigation in February 1994 to recover this claimed refund. The Company filed an answer to the complaint as well as a counterclaim against the Customer. In December 1995, the Company reached a settlement agreement in the amount of $231,000. The consolidated financial statements at April 7, 1995 included deferred revenue amounting to $231,000 and a reserve of $389,000 as a result of the pendency of this litigation. There was no impact on the fiscal 1996 statement of operations with respect to settlement of this litigation.

          Other than the matter discussed above, the Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have an adversely material impact, individually or in the aggregate, on the Company's consolidated financial position and results of operations.

17.       FUNDING COMMITMENT FROM STOCKHOLDER

          In anticipation of future financing needs, the Company has received a verbal commitment from its largest stockholder that, in the event of working capital shortages or a need for funds to settle litigation, the stockholder will advance the necessary funds. Such advances would be in the form of binding long-term convertible loans and/or equity financing to the Company.

18.       FOURTH QUARTER ADJUSTMENTS

          Fiscal 1996 - During the fourth quarter of fiscal 1996, the Company made the following adjustments which increased the loss from continuing operations by $1,297,126 to $2,306,931, or $.20 per share. Of these adjustments, $987,000, or $.16 per share, related to previously issued quarterly data for the first, second and third quarters of fiscal 1996, which the Company is restating on Form 10-Q/A.

          During the fourth quarter of fiscal 1996, sales in the amount of $544,000, or $.085 per share, from the first quarter of fiscal 1996 and $59,000, or $.009 per share, from the third quarter of fiscal 1996 were reversed in the fourth quarter of fiscal 1996 as a result of the Company's inaccurate assessment of certain contingencies associated with two purchase orders. With respect to the $544,000 order that was a "Bill and Hold" order, at the time the sale was recorded, the Company did not adequately identify certain contingencies regarding the ultimate delivery of product. These contingencies related in part to funding that was to be received by the customer from the federal government. With respect to the second sale of $59,000 which was also a "Bill and Hold" order, the Company did not adequately address the uncertainty of delivery of the product by the customer. The Company no longer recognizes revenue on any orders that involve a "Bill and Hold" arrangement.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

18.    FOURTH QUARTER ADJUSTMENTS (CONTINUED)

       In the fourth quarter of fiscal 1996, the Company processed $350,000, or $.055 per share, in credit memos, for three customers, for products that had been returned prior to the fourth quarter of fiscal 1996. The Company failed to accurately identify and account for these returns on a timely basis. Management has implemented procedures to ensure that credits for returned products are processed during the period in which the return is received and tested to ensure that what has been returned is what has been authorized and therefore ensure no reoccurrence of this matter in fiscal 1997.

       During the fourth quarter of fiscal 1996, the Company also adjusted certain of its reserves and allowances. The inventory reserve for slow moving and obsolete inventory was increased by $123,000, or $.019 per share, to account for materials on hand that are used for certain I/O products; the accounts receivable allowance for doubtful accounts was increased by $90,000, or $.014 per share, to account for possible write-offs of accounts the Company has been unable to collect; and a $75,000, or $.012 per share, accrual for possible returns by distributors. This amount was calculated based on the gross margin associated with the accounts receivable balances for all distributors as of the 1996 fiscal year end.

       During the fourth quarter, the Company made the following adjustments to its reserves and allowances. The inventory reserve for slow moving and obsolete inventory was increased by $123,000 to $381,000, or $.019 per share, to account for materials on hand that are used for certain I/O products; the accounts receivable allowance for doubtful accounts was increased by $90,000 to $285,000, or $.014 per share, to account for possible write-offs of accounts the Company has been unable to collect; a $75,000, or $.012 per share accrual for possible returns by distributors. This amount was calculated based on the gross margin associated with the accounts receivable balances for all distributors as of the fiscal year end.

       The Company intends to amend its prior filings on Form 10-Q for the periods ended July 7, 1995, October 6, 1995 and January 5, 1996 to reflect these adjustments as follows:

($000s except per share data)               Quarter ended    Quarter  ended    Quarter  ended
                                             July 7, 1995   October 6, 1995   January 5, 1996
                                            --------------  ----------------  ----------------
Net income (loss) as previously reported         ($   641)          $     8            $  199
Fourth quarter adjustments                       (    612)         (    192)            ( 183)
                                                  -------           -------            ------
Net income (loss)                                 ($1,253)            ($184)           $   16
                                                  =======           =======            ======


Per share of common stock:
Net income (loss) as previously reported          ($  .10)          $   .00            $  .03
Fourth quarter adjustments                        (   .10)         (    .03)          (   .03)
                                                  -------           -------            ------
Net income (loss)                                 ($  .20)         ($   .03)           $  .00
                                                  =======           =======            ======



          Fiscal 1995 - The Company recorded a fourth quarter adjustment relating to a write-down in inventory amounting to $613,000. This adjustment was the result of the Company reporting cost of goods sold based on the gross margin method during its interim periods. Following the Company's year end physical inventory, cost of goods sold was adjusted to the appropriate amount.

          The adjustment decreased earnings by $.10 per share. The Company amended its prior filings on Form 10-Q for the periods ended July 1, 1994, October 7, 1994 and January 7, 1995 to reflect the proper amount of cost of goods sold for those periods.

Report of Independent Certified Public Accountants

Board of Directors
Computone Corporation

We have audited the accompanying consolidated balance sheets of Computone Corporation as of April 5, 1996 and April 7, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computone Corporation at April 5, 1996 and April 7, 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company incurred a substantial loss during fiscal year 1996 and is not in compliance with certain loan covenants. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these
matters are also discussed in Note 2.   The financial statements do not include
any adjustments that might result from the outcome of this uncertainty.



                                        BDO SEIDMAN, LLP


Atlanta, Georgia
August 19, 1996

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-45878) pertaining to Computone Corporation's Director's Equity Incentive Plan, Equity Incentive Plan and Employee and Consultant Warrants and Non-Equity Incentive Plan Options of our report dated May 19, 1994, with respect to the consolidated financial statements and schedule of Computone Corporation in the Annual Report (Form 10-K) for the year ended April 5, 1996.


/s/ Ernst & Young LLP
- ----------------------

Atlanta, Georgia
August 19, 1996

                             Computone Corporation

                Schedule II - Valuation and Qualifying Accounts

          Years ended April 5, 1996,  April 7, 1995 and April 1, 1994



                                                            Additions
                                                Balance,    Charged
Beginning                                       to Costs    Balance,
Description                                     of Year   and Expenses   Deductions    End of Year
- -----------                                    --------  ------------  -------------  -----------
( in thousands)

Allowance for uncollectible accounts:
  Year ended April 5, 1996                       $   736          $205      $  465         $   476
  Year ended April 7, 1995                           953          $198      $  415         $   736
  Year ended April 1, 1994                           761           643         451             953

Allowance for slow-moving and
 obsolete inventory:
  Year ended April 5, 1996                           203           178         ---             381
  Year ended April 7, 1995                           653             6         456             203
  Year ended April 1, 1994                         1,129           ---         476             653

Reserves related to discontinued operations:
  Year ended April 5, 1996                           ---           ---         ---             ---
  Year ended April 7, 1995                           473           ---         473             ---
  Year ended April 1, 1994                         5,201           ---       4,728(a)          473

Valuation allowance for deferred tax assets:
  Year ended April 5, 1996                         9,190           973        ----          10,163
  Year ended April 7, 1995                        10,098           ---         908           9,190
  Year ended April 1, 1994                        11,423           ---       1,325          10,098


(a) See Note 5 of the Notes to Consolidated Financial Statements included herein.

                          SUBSIDIARIES OF REGISTRANT

Subsidiary                           State of Incorporation
- ----------                           ----------------------

Princeton Graphic Systems, Inc.       Delaware