Form 10-Q/A
period 1995-07-07
COMPUTONE CORPORATION
filed 1996-08-26
CIK 819479

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 7, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission file number 0-16172

                             COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                                                         23-2472952
- -------------------------------------------------------------            -----------------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification Number)

1100 Northmeadow Parkway, Suite 150, Roswell, GA                                            30076
- -------------------------------------------------------------------                      ----------
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

                                     INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements:

            Interim Consolidated Balance Sheets as of
            July 7, 1995 and April 7, 1995                                     3

            Interim Consolidated Statements of Operations for
            the three months ended July 7, 1995 and July 1, 1994               4

            Interim Consolidated Statements of Cash Flows
            for the three months ended July 7, 1995 and July 1, 1994           5

            Notes to Interim Consolidated Financial Statements                 6


ITEM 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                              8


                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 10

ITEM 2.     Changes in Securities                                             10

ITEM 3.     Defaults Upon Senior Securities                                   10

ITEM 4.     Submission of  Matters to a Vote of  Security Holders             10

ITEM 5.     Other Information                                                 10

ITEM 6.     Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                    11


                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                             Computone Corporation
                      Interim Consolidated Balance Sheets
                  (in thousands except par value and shares)

                                                                     July 7, 1995          April 7, 1995
                                                                      (unaudited)            (audited)
                                                                     ---------------       ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $            39       $           297
    Receivables, net                                                         1,947                 3,253
    Inventories, net                                                         3,242                 2,174
    Prepaid expenses and other                                                  91                   110
                                                                     ---------------       ---------------
Total current assets                                                         5,319                 5,834

Property, equipment and improvements, net                                      803                   897

Intangible assets, net                                                         613                   891

Other                                                                           99                   101
                                                                     ---------------       ---------------

Total assets                                                       $         6,834       $         7,723
                                                                      ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                        $         2,189       $         1,797
    Accrued liabilities:
         Payroll                                                               135                   164
         Disputed matter                                                       230                   230
         Professional fees                                                      80                    96
         Other                                                                 497                   425
    Current maturities of long term debt                                       217                   230
                                                                     ---------------       ---------------
Total current liabilities                                                    3,348                 2,942

Notes payable to stockholders                                                  270                   270

Long term debt, less current maturities                                        272                   314
                                                                     ---------------       ---------------

Total liabilities                                                            3,890                 3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 200,000 share issued                         2                     2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,207,184 and 6,207,184 shares outstanding                    62                    62
  Additional paid in capital                                                41,517                41,517
  Accumulated deficit                                                      (38,637)              (37,384)
                                                                     ---------------       ---------------
Total stockholders' equity                                                   2,944                 4,197
                                                                     ---------------       ---------------

Total liabilities and stockholders' equity                         $         6,834       $         7,723
                                                                      ==============        ==============

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                     Three Months Ended
                                                         July 7, 1995                  July 1, 1994
                                                      ------------------            ------------------
Revenues:
     Product sales                                  $            1,856            $             3,405

Expenses:
     Cost of products sold                                       1,275                          2,091
     Selling, general and administrative                         1,273                            980
     Product development                                           556                            293
                                                      ------------------            ------------------
                                                                 3,104                          3,364
                                                      ------------------            ------------------

Operating income from continuing operations                     (1,248)                            41

Non-Operating income (expense):
     Other income (expense)                                         10                              5
     Interest expense                                              (15)                            (4)
                                                      ------------------            ------------------

Income from continuing operations before taxes                  (1,253)                            42

Income tax expense (benefit):
     Current                                                       - -                            - -
     Deferred                                                      - -                            - -
                                                      ------------------            ------------------
                                                                   - -                            - -
                                                      ------------------            ------------------
Income from continuing operations                               (1,253)                            42

Discontinued operations:
     Income on disposal                                             - -                            85
                                                      ------------------            ------------------

Income before extraordinary item                                (1,253)                           127

Extraordinary item:
    Debt foregiveness                                              - -                            - -
                                                      ------------------            ------------------

Net income                                          $           (1,253)           $               127
                                                      ==================            ==================

Net income per common share and common
share equivalents:
  Income from continuing operations                              (0.20)                          0.01
  Income from discontinued operations                             - -                            0.01
  Income from extraordinary item                                  - -                             - -
                                                      ------------------            ------------------
Net income per common share                         $            (0.20)           $              0.02
                                                      ==================            ==================

Weighted average common shares and
   common share equivalents outstanding                           6,383                          6,420
                                                      ==================            ==================


       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                     For the three months ended
                                                                                    July 7, 1995   July 1, 1994
                                                                                    (unaudited)     (unaudited)
                                                                                   -------------    -------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                                      $       (1,253)  $          42
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                        468             208
       Provision for possible losses                                                        119              92
       Changes in current assets and current liabilities:
          Accounts receivables                                                            1,188              97
          Inventories                                                                    (1,068)            (62)
          Prepaid expenses and other                                                         18             (43)
          Accounts payable and accrued liabilities                                          406            (123)
                                                                                   -------------    -------------
     Net cash provided by (used in) continuing operations                                  (122)            211
                                                                                   -------------    -------------

  Income (loss) from discontinued operations                                              - - -              85
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                                        - - -             (85)
        Change in net assets of discontinued operations                                   - - -            (104)
                                                                                   -------------    -------------
      Net cash used in discontinued operations                                            - - -            (104)
                                                                                   -------------    -------------

Net cash provided by (used in) operating activities                                        (122)            107
                                                                                   -------------    -------------

Cash flows from investing activities:
   (Increase) decrease in other assets                                                       (2)          - - -
   Capitalization of software costs                                                         (80)            (40)
   Capital expenditures                                                                     (12)            (85)
                                                                                   -------------    -------------

Net cash used in investing activities                                                       (94)           (125)
                                                                                   -------------    -------------

Cash flows from financing activities:
  Repayment of debt - net                                                                   (42)            (64)
  Exercise of common stock options and warrants                                           - - -              12
                                                                                   -------------    -------------

Net cash (used in) provided by financing activities                                         (42)            (52)
                                                                                   -------------    -------------

Net decrease in cash and cash equivalents                                                  (258)            (70)
Cash and cash equivalents, beginning of period                                              297             215
                                                                                   -------------    -------------
Cash and cash equivalents, end of period                                         $           39   $         145
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                 $           15   $           1

       See  accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------

      The financial statements included in this Form 10-Q\A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1995 Form 10-K.

      The financial statements presented herein, as of July 7, 1995 and for the three months then ended, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.  INVENTORIES
    -----------

      Inventories, net of a reserve for obsolete, excess and non-salable
items, consisted of the following at July 7, 1995 and   April 7, 1995 (in
thousands):

                                          July 7, 1995       April 7, 1995
                                          ------------       -------------

                  Finished goods          $     1,244        $        544
                  Work in progress                489                 584
                  Raw materials                 1,509               1,046
                                          -----------        ------------
                                          $     3,242        $      2,174
                                          ===========        ============

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

6.  RESTATEMENT
    -----------

      The Company made adjustments to these interim financial statements, as originally filed, to correct certain errors which increased the loss from continuing operations by $611,795 or $.10 per share. These adjustments were primarily comprised of two components: 1) the reversal of a $544,000 Bill and Hold order, and 2) the increase of the inventory and receivable reserves. With respect to the $544,000 order that was a Bill & Hold order, at the time the sale was recorded, the Company did not adequately identify certain contingencies regarding the ultimate delivery of product. These contingencies related in part to funding that was to be received by the customer from the federal government which has not been funded to date.

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


LIQUIDITY
- ---------

      Cash used in continuing operations amounted to $114,000 for the three months ended July 7, 1995 compared to cash provided by continuing operations of $211,000 for the comparable three months ended July 1, 1994. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the decrease in product sales and resulting $1,253,000 loss from continuing operations. This loss was partially offset by the effects of $468,000 in non-cash depreciation and amortization. Accounts receivable decreased by $1,166,000 and inventories increased by $1,100,000. Accounts payable increased by $406,000.

      Cash used in investing activities amounted to $102,000 for the three months ended July 7, 1995 compared with $125,000 used in financing activities for the comparable three months of the prior fiscal year. The company capitalized $80,000 in software development costs during the period versus $40,000 during the same period of the prior fiscal year. This increase was offset by a reduction in capital expenditures form $85,000 in fiscal 1995 versus $24,000 in fiscal 1996.

      Cash used in  financing activities during the three months ended July
7, 1995 decreased from $52,000 during fiscal 1995 to $42,000 during fiscal 1996. This reduction can be primarily attributed to a reduction in repayments of debt.

      Working capital amounted to $1,971,000 at July 7, 1995, a decrease of $921,000, since April 7, 1995. The ratio of current assets to current liabilities at July 7, 1995 was 1.59 to 1.00 compared to 1.98 to 1.00 at April 1, 1994. The decrease in working capital is primarily attributable to the decrease in product sales resulting from the loss of a major international OEM and the Company's decision to strategically reduce its number of domestic distributors and increase its sales directly to VAR's and major accounts.

      The Company is currently negotiating with a lending institution to increase its current revolving credit agreement to better assist it in meeting the demand for its intelligent controller and server products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JULY 7, 1995 (CONTINUED).

RESULTS OF OPERATIONS
- ---------------------

      The Company reported a loss from continuing operations for the quarter ended July 7, 1995 of $1,253,000 compared to income from continuing operations of $42,000 for the comparable quarter of the prior fiscal year. This loss can be attributed to the decrease in product sales of $1,549,000 along with the one-time charges for accelerated product development amortization, $277,000, a moving expense accrual, $75,000 and a $200,000 accrual for potential product returns. Excluding these one-time charges, the loss from continuing operations would have been approximately $700,000.

      Product sales revenue from continuing operations for the quarter ended July 7, 1995 totaled approximately $1,856,000 compared to $3,405,000 for the
comparable quarter of the prior fiscal year, a decrease of 45%.   The decrease
in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and the carryforward resulting from large sales to the domestic distributors at the end of the prior fiscal year combined with the Company's decision to strategically reduce its number of domestic distributors and increase its sales directly to VAR's and major accounts.

      Cost of products sold for the quarter amounted to $1,275,000 or 69% of product sales revenues versus $2,091,000 or 61% for the comparable quarter of the prior year. This increase in cost of products sold as a percentage of product sales revenues can be attributed to the fact that the Company was unable to reduce its fixed manufacturing costs while there was a significant decrease in product sales. Also, the Company's efforts to move into the direct VAR and major account sales channels caused the Company to reduce its selling price on certain products and which subsequently increased the cost of products sold as a percentage of product revenues.

      Selling, general and administrative expenses amounted to $1,273,000 or 69% of product sales revenue for the three months ended July 7, 1995 versus $980,000 or 29% of product sales revenue for the comparable three months of the prior fiscal year. The Company, while experiencing a significant reduction in net product sales, maintained an administrative support infrastructure that was required while the Company had a higher level of monthly sales. As a result, the Company was forced to implemented a reduction in staff of approximately 20%. During the three months ended July 7, 1995, the Company aggressively promoted its highly successful and recently released products- the IntelliServer and PCI bus multi-port adapters. The Company is in the process of negotiating to relocate to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs. As a result, the Company recorded an expense accrual related to the relocation of approximately $75,000 during the quarter which will eliminate the requirement to record, in future quarters, any additional expenses related to the relocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JULY 7, 1995 (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

          Product development expenses amounted to $556,000 or 30% of product sales revenue for the three months ended July 7, 1995. This compares to $293,000 or 9% of product sales revenue for the comparable three period of the prior fiscal year. This increase can be attributed to the accelerated amortization of $277,000 in product development expenses related to costs capitalized prior to April 1, 1994. This one-time charge will result in an annual savings of over $100,000 during this fiscal year and $144,000 during the next fiscal year.

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


                                COMPUTONE CORPORATION


Date:  August 23, 1996          By: /s/Thomas J. Anderson
                                    ---------------------
                                Thomas J. Anderson
                                President & Chief Executive Officer
                                (duly authorized officer and
                                Principal Executive Officer)

                                By: /s/ Gregory B Alba
                                    ------------------
                                Gregory A. Alba
                                Vice President of Finance & Administration
                                        and Chief Financial Officer
                                (Principal Accounting Officer)