Form 10QSB
period 1996-07-05
COMPUTONE CORPORATION
filed 1996-08-26
CIK 819479

                                       FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 5, 1996

                                          OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-16172

                                 COMPUTONE CORPORATION
                (Exact name of registrant as specified in its charter)


                 Delaware                                23-2472952
     -------------------------------          --------------------------------
     (State or other jurisdiction of          (I.R.S. Employer  Identification
      incorporation or organization)                       Number)





       1100 Northmeadow Parkway, Suite 150, Roswell, GA     30076
       ------------------------------------------------    --------
         (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (770) 475-2725

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

              As of July 5, 1996, there were 6,371,247 shares of common stock outstanding.

                            INDEX

                PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Interim Consolidated Balance Sheets as of
          July 5, 1996 and April 5, 1996                                   3

          Interim Consolidated Statements of Operations for
          the three months ended July 5, 1996 and July 7, 1995             4

          Interim Consolidated Statements of Cash Flows
          the three months ended July 5, 1996 and July 7, 1995             5

          Notes to Interim Consolidated Financial Statements               6


Item 2.   Management's Discussion and Analysis or Plan
          of Operations                                                    8


                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities                                            10

Item 3.   Defaults Upon Senior Securities                                  10

Item 4.   Submission of  Matters to a Vote of  Security Holders            10

Item 5.   Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 10

Signatures                                                                 11

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)


                                                              July 5, 1996                 April 5, 1996
                                                              ------------                 -------------
                                                               (Unaudited)                   (Audited)
ASSETS
Current assets:
    Cash and cash equivalents                                $        79                 $       143
    Receivables, net                                               1,637                       1,564
    Inventories, net                                               2,864                       2,715
    Prepaid expenses and other                                        91                          83
                                                              ----------                 -----------
Total current assets                                               4,671                       4,505

Property, equipment and improvements, net                            434                         523

Intangible assets, net                                               619                         636

Other                                                                105                          99
                                                              ----------                 -----------

Total assets                                                 $     5,829                 $     5,763
                                                             ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                  $     1,873                 $     1,848
    Accrued liabilities:
         Payroll                                                     125                         113
         Prepaid sales                                                66                         214
         Professional fees                                            38                          69
         Other                                                       499                         465
    Line of credit                                                   749                         599
    Current maturities of long term debt                             461                         504
                                                              ----------                 -----------
Total current liabilities                                          3,811                       3,812

Notes payable to stockholders                                         20                          20

Long term debt, less current maturities                               30                          47
                                                              ----------                 -----------

Total liabilities                                                  3,861                      3,879

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                    -                          -
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,371,247 and 6,357,184 shares outstanding          64                         64
  Additional paid in capital                                      41,559                     41,543
  Accumulated deficit                                            (39,655)                   (39,723)
                                                              ----------                -----------
Total stockholders' equity                                         1,968                      1,884
                                                              ----------                -----------

Total liabilities and stockholders' equity                   $     5,829                 $    5,763
                                                             ===========                 ==========



       See accompanying notes to the consolidated financial statements.
                                       3

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                               Three Months Ended
                                          July 5, 1996    July 7, 1995
                                          ------------    ------------
Revenues:
     Product sales                        $      3,025    $      1,856

Expenses:
     Cost of products sold                       1,852           1,275
     Selling, general and administrative           805           1,273
     Product development                           274             556
                                          ------------    ------------
                                                 2,931           3,104
                                          ------------    ------------

Operating income (loss) from continuing
operations                                          94          (1,248)

Non-Operating income (expense):
     Other income (expense)                          4              10
     Interest expense                              (30)            (15)
                                          ------------    ------------

Income (loss) from continuing operations
   before taxes                                     68          (1,253)

Income tax expense (benefit):
     Current                                       - -             - -
     Deferred                                      - -             - -
                                          ------------    ------------
                                                   - -             - -
                                          ------------    ------------

Income (loss) from continuing operations            68          (1,253)

Discontinued operations:
     Income on disposal                            - -             - -
                                          ------------    ------------

Income (loss) before extraordinary item             68          (1,253)
                                          ------------    ------------

Extraordinary item:
    Debt foregiveness                              - -             - -
                                          ------------    ------------

Net income (loss)                         $         68    $     (1,253)
                                          ============    ============

Net income (loss) per common share and
 common share equivalents:
  Income from continuing operations               0.01           (0.20)
  Income from discontinued operations              - -             - -
  Income from extraordinary item                   - -             - -
                                          ------------    ------------
Net income (loss) per common share        $       0.01    $      (0.20)
                                          ============    ============

Weighted average common shares and
   common share equivalents outstanding          6,482           6,383
                                          ============    ============

       See accompanying notes to the consolidated financial statements.

                           Computone Corporation
                   Consolidated Statements of Cash Flows
                               (in thousands)

                                                                                          For the three months ended
                                                                                          July 5, 1996   July 7, 1995
                                                                                            (unaudited)  (unaudited)
                                                                                            --------     ---------
Cash flows from operating activities:
  Income  (loss) from continuing operations                                               $       68   $   (1,253)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                             168          476
       Provision for possible losses                                                              51          172
       Changes in current assets and current liabilities:
          Accounts receivables                                                                  (123)       1,166
          Inventories                                                                           (149)      (1,100)
          Prepaid expenses and other                                                              (9)          19
          Accounts payable and accrued liabilities                                              (108)         406
                                                                                            --------     ---------
     Net cash provided by (used in) continuing operations                                       (102)        (114)
                                                                                            --------     ---------

  Income (loss) from discontinued operations                                                   - - -        - - -
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                                             - - -        - - -
        Change in net assets of discontinued operations                                        - - -        - - -
                                                                                            --------     ---------
      Net cash used in discontinued operations                                                 - - -        - - -
                                                                                            --------     ---------

Net cash provided by (used in) operating activities                                             (102)        (114)
                                                                                            --------     ---------

Cash flows from investing activities:
   (Increase) decrease in other assets                                                            (5)           2
   Capitalization of software costs                                                              (45)         (80)
   Capital expenditures                                                                          (18)         (24)
                                                                                            --------     ---------

Net cash used in investing activities                                                            (68)        (102)
                                                                                            --------     ---------

Cash flows from financing activities:
  Repayment of debt - net                                                                        (60)         (42)
  Net borrowings under lines of credit                                                           150
  Exercise of common stock options and warrants                                                   16        - - -
                                                                                            --------     ---------

Net cash (used in) provided by financing activities                                              106          (42)
                                                                                            --------     ---------

Net decrease in cash and cash equivalents                                                        (64)        (258)
Cash and cash equivalents, beginning of period                                                   143          297
                                                                                            --------     ---------
Cash and cash equivalents, end of period                                                  $       79   $       39
                                                                                            ========     =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                          $       30   $       15

     See  accompanying notes to the consolidated financial statements.

                                 COMPUTONE CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1996 Form 10-K.

     The financial statements presented herein, as of July 5, 1996 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2. INVENTORIES
   -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at July 5, 1996 and April 5, 1996 (in thousands):

                                  July 5, 1996      April 5, 1996
                                  ------------      -------------
     Finished goods                    $  563           $  830
     Work in progress                     595              516
     Raw materials                      1,706            1,369
                                       ------           ------
                                       $2,864           $2,715
                                       ------           ------


3. INCOME PER SHARE
   ----------------

     Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period .

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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at July 5, 1996.

     The Company estimates that no current provision for income taxes is required for the three months ended July 5, 1996.

5. DEBT
   ----

     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). On April 7, 1995, the Company refinanced the note in the amount of $402,823 and reduced the monthly payments from $16,666.67 to $13,427.44. The note bears interest at a rate of floating prime plus 2%. On July 31, 1995, the Company has a line of credit facility with the bank which provides for $750,000 in advances at a rate of prime plus 1% and matures in August 1996.

     As of July 31, 1996, the Company has borrowed the full amount available under its line of credit and, further, is not in compliance with certain financial covenants under the credit agreeement. The Company is engaged in negotiations with its lender with respect to the note payable and line of credit to (i) extend the maturity date of the line of credit, (ii) restructure the payment terms of both the note payable and the line of credit and, (iii) obtain waivers with respect to the loan covenant violations. The Company has classified all borrowings due to this lender as current obligations, pending the satisfactory resolution of these matters. However, there can be no assurances that the Company will be able to satisfactorily resolve these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 5, 1996.


INTRODUCTION
- ------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


LIQUIDITY
- ---------

     Cash used in continuing operations amounted to $102,000 for the three months ended July 5, 1996 compared to cash used in continuing operations of $114,000 for the comparable three months ended July 7, 1995. The increase in cash used continuing operations as compared to the prior year fiscal period primarily reflects the increase in product sales.

     Cash used in investing activities amounted to $68,000 for the three months ended July 5, 1996 compared with $102,000 used in financing activities for the comparable three months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the Company capitalizing a lesser amount of software development costs as a result of a smaller development headcount and a lesser amount of expenditures related to capital purchases.

     Cash provided by financing activities during the three months ended July 5, 1996 was $106,000 from the three months ended July 5, 1996 versus $42,000 of cash used in financing activities for the same three months of the prior fiscal year. This change can be attributed to the Company borrowing against its revolving credit agreement.

     Working capital amounted to $860,000 at July 5, 1996, an increase of $167,000, since April 5, 1996. The ratio of current assets to current liabilities at July 5, 1996 was 1.23 to 1.00 compared to 1.18 to
1.00 at April 5, 1996.

RESULTS OF OPERATIONS
- ---------------------

     Product sales revenue from continuing operations for the quarter ended July 5, 1996 totaled approximately $3,025,000 compared to $1,856,000 for the comparable quarter of the prior fiscal year, an increase of 63%. This increase in product sales revenue can be attributed to the Company's decision to increase its sales directly to VAR's and major accounts.

     Cost of products sold for the quarter amounted to $1,852,000 or 61% of product sales revenues versus $1,275,000 or 69% for the comparable quarter of the prior year. The decrease in cost of products sold as a percentage of product sales revenues during the three months ended July 5, 1996, when compared to the same period of the prior fiscal year, can be attributed to the Company's inability to reduce its fixed manufacturing costs during a period of decreased sales in the prior year as well as the continuing reduction of its cost of products sold through outsourcing in the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 5, 1996 (CONTINUED).


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

     Selling, general and administrative expenses amounted to $805,000 or 27% of product sales revenue for the three months ended July 5, 1996 versus $1,273,000 or 69% of product sales revenue for the comparable three months of the prior fiscal year. The decrease in expenses during the quarter ended July 5, 1996 versus the same period of the prior fiscal year can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits, and the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company continues to review its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

     Product development expenses amounted to $274,000 or 9% of product sales revenue for the three months ended July 5, 1996 versus $556,000 or 30% of product sales revenue for the comparable three month period of the prior fiscal year. The decrease during the three months ended July 5, 1996, as compared to the same three month period of the prior fiscal year can be attributed to a decision made in the prior fiscal year to take a one-time charge to accelerate the amortization of product development expenses related to costs capitalized prior to April 1, 1994.

     The Company reported income from continuing operations for the quarter ended July 5, 1996 of $94,000 compared to loss from continuing operations of $1,248,000 for the comparable quarter of the prior fiscal
year.   The increase in income is due primarly to increased product sales revenue. The Company also continues to benefit from the major reductions in day-to-day operating expenses and the continuing reduction of its cost of products sold through outsourcing.

                      PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-K for the year ended April 5, 1996.

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



                               COMPUTONE CORPORATION



Date: August 26, 1996      By: /s/Gregory A. Alba
                               ---------------------------------------
                               Gregory A. Alba
                               Vice President of Finance & Administration
                                    and Chief Financial Officer
                               (Principal Accounting Officer)