Form 10-Q/A
period 1995-10-06
COMPUTONE CORPORATION
filed 1996-08-30
CIK 819479

                                   FORM 10-Q\A

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


                         Commission file number 0-16172

                             COMPUTONE CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    23-2472952
- ---------------------------            -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1100 Northmeadow Parkway,  Suite 150, Roswell, GA            30076
- -------------------------------------------------         ------------
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
                                                  ---    ----

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

                                     INDEX

                         PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:
               Interim Consolidated Balance Sheets as of
               October 6, 1995 and April 7, 1995                             3

               Interim Consolidated Statements of Operations for
               the three months ended October 6, 1995 and October 4, 1994    4

               Interim Consolidated Statements of Operations for
               the six months ended October 6, 1995 and October 4, 1994      5

               Interim Consolidated Statements of Cash Flows
               the six months ended October 6, 1995 and October 4, 1994      6

               Notes to Interim Consolidated Financial Statements            7

     ITEM 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition                            9


                          PART II - OTHER INFORMATION


     ITEM 1.   Legal Proceedings                                            11

     ITEM 2.   Changes in Securities                                        11

     ITEM 3.   Defaults Upon Senior Securities                              11

     ITEM 4.   Submission of  Matters to a Vote of  Security Holders        11

     ITEM 5.   Other Information                                            11

     ITEM 6.   Exhibits and Reports on Form 8-K                             11

     SIGNATURES                                                             12

         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

             Computone Corporation
      Interim Consolidated Balance Sheets
  (in thousands except par value and shares)


                                                        October 6, 1995        April 7, 1995
                                                          (unaudited)            (audited)
                                                         ---------------       ---------------


ASSETS
Current assets:
    Cash and cash equivalents                          $            65       $           297
    Receivables, net                                             1,724                 3,253
    Inventories, net                                             2,802                 2,174
    Prepaid expenses and other                                      87                   110
                                                         ---------------       ---------------
Total current assets                                             4,678                 5,834

Property, equipment and improvements, net                          729                   897

Intangible assets, net                                             642                   891

Other                                                               98                   101
                                                         ---------------       ---------------

Total assets                                           $         6,147       $         7,723
                                                          ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                            $         1,216       $         1,797
    Accrued liabilities:
         Payroll                                                   121                   164
         Disputed matter                                            96                   230
         Professional fees                                          88                    96
         Other                                                     486                   425
   Line of credit                                                  665                     -
   Current maturities of long term debt                            216                   230
                                                         ---------------       ---------------
Total current liabilities                                        2,888                 2,942

Notes payable to stockholders                                      270                   270

Long term debt, less current maturities                            229                   314
                                                         ---------------       ---------------

Total liabilities                                                3,387                 3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 200,000 share issued             2                     2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,207,190 and 6,207,184 shares
      outstanding                                                   62                    62
  Additional paid in capital                                    41,517                41,517
  Accumulated deficit                                          (38,821)              (37,384)
                                                         ---------------       ---------------
Total stockholders' equity                                       2,760                 4,197
                                                         ---------------       ---------------

Total liabilities and stockholders' equity             $         6,147       $         7,723
                                                          ==============        ==============

See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                    Three Months Ended
                                                      October 6, 1995                October 7, 1994
                                                     ------------------             ------------------
Revenues:
     Product sales                                 $             2,694            $             3,985

Expenses:
     Cost of products sold                                       1,758                          2,452
     Selling, general and administrative                           863                          1,090
     Product development                                           231                            283
                                                     ------------------             ------------------
                                                                 2,852                          3,825
                                                     ------------------             ------------------

Operating income from continuing operations                       (158)                           160

Non-Operating income (expense):
     Other income (expense)                                         (1)                            (1)
     Interest expense                                              (25)                            (6)
                                                     ------------------             ------------------

Income from continuing operations before taxes                    (184)                           153

Income tax expense (benefit):
     Current                                                       --                             --
     Deferred                                                      --                             --
                                                     ------------------             ------------------
                                                                   --                             --
                                                     ------------------             ------------------
Income from continuing operations                                 (184)                           153

Discontinued operations:
     Income on disposal                                            --                              --
                                                     ------------------             ------------------

Income before extraordinary item                                  (184)                           153

Extraordinary item:
    Debt foregiveness                                                --                           202
                                                     ------------------             ------------------

Net income                                         $              (184)           $               355
                                                      =================              =================

Net income per common share and common
share equivalents:
  Income from continuing operations                              (0.03)                          0.02
  Income from discontinued operations                               --                             --
  Income from extraordinary item                                    --                           0.04
                                                     ------------------             ------------------
Net income per common share                        $             (0.03)           $              0.06
                                                      =================              =================

Weighted average common shares and
   common share equivalents outstanding                           6,383                          6,412
                                                      =================              =================


       See accompanying notes to the consolidated financial statements.

               Computone Corporation
Interim Condensed Consolidated Statements of Income
      (in thousands except per share amounts)
                    (unaudited)

                                                                    Six Months Ended
                                                         October 6, 1995              October 7, 1994
                                                       ------------------            ------------------
Revenues:
     Product sales                                 $             4,550           $             7,390

Expenses:
     Cost of products sold                                       3,033                         4,544
     Selling, general and administrative                         2,136                         2,071
     Product development                                           787                           575
                                                     ------------------            ------------------
                                                                 5,956                         7,190
                                                     ------------------            ------------------

Operating income from continuing operations                     (1,406)                          200

Non-Operating income (expense):
     Other income (expense)                                          9                             1
     Interest expense                                              (40)                           (7)
                                                     ------------------            ------------------

Income from continuing operations before taxes                  (1,437)                          194

Income tax expense (benefit):
     Current                                                        --                            --
     Deferred                                                       --                            --
                                                     ------------------            ------------------
                                                                    --                            --
                                                     ------------------            ------------------
Income from continuing operations                               (1,437)                          194

Discontinued operations:
     Income on disposal                                             --                            86
                                                     ------------------            ------------------
Income from discontinued operations                                 --                            86
                                                     ------------------            ------------------

Income before extraordinary item                                (1,437)                          280

Extraordinary item:
    Debt foregiveness                                               --                           202
                                                     ------------------            ------------------

Net income                                         $            (1,437)          $               482
                                                      =================             =================

Net income per common share and common
share equivalents:
  Income from continuing operations                              (0.23)                          0.03
  Income from discontinued operations                               --                           0.01
  Income from extraordinary item                                    --                           0.04
                                                     ------------------            ------------------
Net income per common share                        $             (0.23)          $               0.08
                                                      =================             =================

Weighted average common shares and
   common share equivalents outstanding                           6,383                         6,205
                                                      =================             =================


See accompanying notes to the consolidated financial statements.

                            Computone Corporation
                    Consolidated Statements of Cash Flows
                               (in thousands)

                                                                                      For the six months ended
                                                                                 October 6, 1995        October 7, 1994
                                                                                   (unaudited)             (unaudited)
                                                                                  -------------           -------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                                     $       (1,437)         $          396
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                       647                     438
       Provision for possible losses                                                      (247)                    (28)
       Forgiveness of debt                                                                  --                    (202)
       Changes in current assets and current liabilities:
          Accounts receivables                                                           1,839                    (389)
          Inventories                                                                     (691)                    859
          Prepaid expenses and other                                                        23                      (7)
          Accounts payable and accrued liabilities                                        (704)                   (682)
                                                                                  -------------           -------------
     Net cash provided by (used in) continuing operations                                 (570)                    385
                                                                                  -------------           -------------

  Income (loss) from discontinued operations                                                --                     86
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                                          --                     (86)
        Change in net assets of discontinued operations                                     --                    (104)
                                                                                  -------------           -------------
      Net cash used in discontinued operations                                              --                    (104)
                                                                                  -------------           -------------

Net cash provided by (used in) operating activities                                       (570)                    281
                                                                                  -------------           -------------

Cash flows from investing activities:
   (Increase) decrease in other assets                                                       3                     (54)
   Capitalization of software costs                                                       (158)                   (123)
   Capital expenditures                                                                    (71)                    (40)
                                                                                  -------------           -------------

Net cash used in investing activities                                                     (226)                   (217)
                                                                                  -------------           -------------

Cash flows from financing activities:
  Borrowings under long term debt agreements                                                --                     300
  Net borrowings (repayments) under line of credit                                         665
  Repayment of debt - net                                                                 (101)                   (270)
  Exercise of common stock options and warrants                                             --                      12
                                                                                  -------------           -------------

Net cash provided by financing activities                                                  564                      42
                                                                                  -------------           -------------

Net decrease in cash and cash equivalents                                                 (232)                    106
Cash and cash equivalents, beginning of period                                             297                     215
                                                                                  -------------           -------------
Cash and cash equivalents, end of period                                        $           65          $          321
                                                                                   ============            ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                $           40          $            7
                                                                                   ============            ============

      See  accompanying notes to the consolidated financial statements.

                                COMPUTONE CORPORATION
              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

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


2.  INVENTORIES
    -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 6, 1995 and April 7, 1995 (in thousands):

                         October 6, 1995  April 7, 1995
                         ---------------  -------------

     Finished goods               $  852         $  544
     Work in progress                627            584
     Raw materials                 1,323          1,046
                                  ------         ------
                                  $2,802         $2,174
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

                              COMPUTONE CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

4. INCOME TAXES (CONTINUED)
   ------------------------


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

6.  RESTATEMENT
    -----------

     The Company made adjustments to the interim financial statements for the first quarter ended July 7, 1995, as originally filed, to correct certain errors which increased the loss from continuing operations by $611,795 or $.10 per share. These adjustments were primarily comprised of two components: 1) the reversal of a $544,000 Bill and Hold order, and 2) the increase of the inventory and receivable reserves. With respect to the $544,000 order that was a Bill & Hold order, at the time the sale was recorded, the Company did not adequately identify certain contingencies regarding the ultimate delivery of product.
These contingencies related in part to funding that was to be received by the customer from the federal government which has not been funded to date.

     The Company made adjustments to these interim financial statements, as originally filed, to correct certain errors which result in a loss from continuing operations of approximately $184,000, or $.03 per share versus previously reported income from continuing operations of approximately $8,000. These adjustments were primarily comprised of credit memos for product returns received during the second quarter that were not properly recorded during the quarter.

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


LIQUIDITY
- ---------

     Cash used in continuing operations amounted to $570,000 for the six months ended October 6, 1995 compared to cash provided by continuing operations of $385,000 for the comparable six months ended October 7, 1994. The reduction in cash provided by continuing operations as compared to the prior year fiscal period primarily reflects the decrease in product sales. This loss was partially offset by the effects of $647,000 in non-cash depreciation and amortization. Accounts receivable and accounts payable decreased by $1,839,000 and $704,000, respectively. Inventories increased by $691,000.

     Cash used in financing activities amounted to $226,000 for the six months ended October 6, 1995 compared with $217,000 used in financing activities for the comparable six months of the prior fiscal year. The Company capitalized $158,000 in software development costs during the period versus $123,000 during the same period of the prior fiscal year. Capital expenditures of $71,000 were made during the six months ended October 6, 1995 versus $40,000 during the same period of the prior fiscal year.

     Cash provided by financing activities during the six months ended October 6, 1995 amounted to $564,000 as compared to $42,000 for the same six months of the prior fiscal year. This increase can be attributed to the Company borrowing against its revolving credit agreement to fund operations as a result of the Company's year to date loss from continuing operations of $1,437,000.

     Working capital amounted to $1,790,000 at October 6, 1995, a decrease of $1,103,000, since April 7, 1995. The ratio of current assets to current liabilities at October 6, 1995 was 1.62 to 1.00 compared to 1.98 to 1.00 at April 7, 1995. The decrease in working capital is primarily attributable to the decrease in product sales resulting from the loss of a major international OEM and the Company's decision to strategically reduce its number of domestic distributors and increase its sales directly to VAR's and major accounts.

RESULTS OF OPERATIONS
- ---------------------

       The Company reported a loss from continuing operations for the quarter ended October 6, 1995 of $184,000 compared to income from continuing operations of $153,000 for the comparable quarter of the prior fiscal year. This loss has been reduced significantly from the loss of approximately $700,000, excluding the one-time charges, reported during the first quarter of this fiscal year. The Company is moving forward with its strategic decision to promote the direct sale of remote access products and has continued to reduce its number of domestic distributors while increasing its number of VAR's and major customers. As

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED OCTOBER 6, 1995 (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

of the six month period ended October 6, 1995, the level of direct sales had not yet exceeded the decrease in sales to domestic distributors and as a result, net product sales for the six months ended October 6, 1995 were down by approximately $2,800,000 versus the same six month period of the prior fiscal year.

     Product sales revenue from continuing operations for the quarter ended October 6, 1995 totaled approximately $2,694,000 compared to $3,985,000 for the comparable quarter of the prior fiscal year, a decrease of $1,291,000 or 32%. For the six months ended October 6, 1995, product sales revenues decreased 38% from $7,390,000 to $4,550,000 versus the same period of the prior fiscal year. These decreases in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and a domestic distributor combined with its strategic decision to transition the sale of its remote access products from an indirect channel to a direct channel.

     Cost of products sold for the quarter amounted to $1,758,000 or 65% of product sales revenues versus $2,452,000 or 62% for the comparable quarter of the prior year. For the six months ended October 6, 1995, cost of sales amounted to $3,033,000 or 67% of product sales revenues versus $4,544,000 or 61% during the same six month period of the prior fiscal year. The increase in cost of products sold as a percentage of product sales revenues for the six months ended October 6, 1995 can be attributed to the fact that the Company was unable to reduce its fixed manufacturing costs while there was a significant decrease in product sales. Also, the Company's efforts to move into the direct VAR and major account sales channels caused the Company to reduce its selling price on certain products and, as a result, its margins decreased and the cost of products sold as a percentage of product revenues increased.

     Selling, general and administrative expenses amounted to $863,000 or 32% of product sales revenue for the three months ended October 6, 1995 versus $1,090,000 or 27% of product sales revenue for the comparable three months of the prior fiscal year. For the six months ended October 6, 1995, selling, general and administrative expenses were $2,136,000 or 47% of product sales revenues versus $2,071,000 or 28% of product sales revenues for the same six month period of the prior fiscal year. The decrease in expenses during the quarter ended October 6, 1995 versus the same period of the prior fiscal year can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits and the Company becoming re-listed on the NASDAQ stock market along with the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company is in the process of reviewing its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

     Product development expenses amounted to $231,000 or 9% of product sales revenue for the three months ended October 6, 1995 versus $283,000 or 7% of product sales revenue for the comparable three month period of the prior fiscal year. For the six month period ended October 6, 1995, product development expenses were $787,000, or 17% or product sales revenues as compared to $575,000 or 8% of product sales revenues during the six month period ended October 7, 1994. The decrease during the three months ended October 6, 1995 can be attributed a reduction in amortization expense as a result of accelerating the expense for certain products during the first quarter of this fiscal year. The increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED OCTOBER 6, 1995 (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

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



                                 COMPUTONE CORPORATION


Date: August 30, 1996            By: \s\ Gregory A. Alba
                                     -------------------
                                     Gregory A. Alba
                                     Vice President of Finance & Administration
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)