Form 10-Q/A
period 1996-01-05
COMPUTONE CORPORATION
filed 1996-08-30
CIK 819479

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


                         Commission file number 0-16172

                             COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                     23-2472952
- -----------------------------------             -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                            Number)



1100 Northmeadow Parkway, Suite 150, Roswell, GA            30076
- ------------------------------------------------          ----------
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
                                       ---  ----

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

         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

             Computone Corporation
      Interim Consolidated Balance Sheets
  (in thousands except par value and shares)

                                                        January 5, 1996        April 7, 1995
                                                          (unaudited)            (audited)
                                                         ---------------       ---------------
ASSETS
Current assets:
    Cash and cash equivalents                          $           113       $           297
    Receivables, net                                             2,690                 3,253
    Inventories, net                                             2,316                 2,174
    Prepaid expenses and other                                     119                   110
                                                         ---------------       ---------------
Total current assets                                             5,238                 5,834

Property, equipment and improvements, net                          625                   897

Intangible assets, net                                             627                   891

Other                                                               97                   101
                                                         ---------------       ---------------

Total assets                                           $         6,587       $         7,723
                                                          ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                            $         1,868       $         1,797
    Accrued liabilities:
         Payroll                                                   109                   164
         Disputed matter                                            39                   230
         Professional fees                                          61                    96
         Other                                                     390                   425
    Line of credit                                                 665                    --
    Current maturities of long term debt                           212                   230
                                                         ---------------       ---------------
Total current liabilities                                        3,344                 2,942

Notes payable to stockholders                                      270                   270

Long term debt, less current maturities                            172                   314
                                                         ---------------       ---------------

Total liabilities                                                3,786                 3,526

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                  0                     2
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,357,197 and 6,207,184 shares
      outstanding                                                   64                    62
  Additional paid in capital                                    41,543                41,517
  Accumulated deficit                                          (38,806)              (37,384)
                                                         ---------------       ---------------
Total stockholders' equity                                       2,801                 4,197
                                                         ---------------       ---------------

Total liabilities and stockholders' equity             $         6,587       $         7,723
                                                          ==============        ==============

See accompanying notes to the consolidated financial statements.

                                       3

               Computone Corporation
     Interim Consolidated Statements of Income
      (in thousands except per share amounts)
                    (unaudited)


                                                                    Three Months Ended
                                                       January 5, 1996              January 6, 1995
                                                     ------------------             ------------------
Revenues:
     Product sales                                 $             3,232            $            3,408

Expenses:
     Cost of products sold                                       2,157                         2,134
     Selling, general and administrative                           760                         1,025
     Product development                                           241                           236
                                                     ------------------             ------------------
                                                                 3,158                         3,395
                                                     ------------------             ------------------

Operating income from continuing operations                         74                            13

Non-Operating income (expense):
     Other income (expense)                                         10                            30
     Interest expense                                              (37)                          (22)
                                                     ------------------             ------------------

Income from continuing operations before taxes                      47                            21

Income tax expense (benefit):
     Current                                                        --                            --
     Deferred                                                       --                            --
                                                     ------------------             ------------------
                                                                    --                            --
                                                     ------------------             ------------------
Income from continuing operations                                   47                            21

Discontinued operations:
     Income on disposal                                             --                            99
                                                     ------------------             ------------------

Income before extraordinary item                                    47                           120

Extraordinary item:
    Debt foregiveness                                               --                            40
                                                     ------------------             ------------------

Net income (loss)                                                   47                           160

Preferred stock dividends                                          (32)                           --
                                                     ------------------             ------------------

Net income (loss) applicable to common stock       $                15            $              160
                                                      =================              =================

Net income per common share and common
share equivalents:
  Income from continuing operations                               0.01                            --
  Income from discontinued operations                               --                          0.02
  Income from extraordinary item                                    --                            --
                                                     ------------------             ------------------
Net income per common share                        $              0.01            $             0.02
                                                      =================              =================

Weighted average common shares and
   common share equivalents outstanding                           6,502                         6,412
                                                      =================              =================

See accompanying notes to the consolidated financial statements.

               Computone Corporation
     Interim Consolidated Statements of Income
      (in thousands except per share amounts)
                    (unaudited)

                                                                     Nine Months Ended
                                                       January 5, 1996               January 6, 1995
                                                     ------------------             ------------------
Revenues:
     Product sales                                 $             7,782            $           10,798

Expenses:
     Cost of products sold                                       5,190                         6,677
     Selling, general and administrative                         2,896                         3,095
     Product development                                         1,028                           812
                                                     ------------------             ------------------
                                                                 9,114                        10,584
                                                     ------------------             ------------------

Operating income from continuing operations                     (1,332)                          214

Non-Operating income (expense):
     Other income (expense)                                         19                            34
     Interest expense                                              (77)                          (32)
                                                     ------------------             ------------------

Income from continuing operations before taxes                  (1,390)                          216

Income tax expense (benefit):
     Current                                                        --                            --
     Deferred                                                       --                            --
                                                     ------------------             ------------------
                                                                    --                            --
                                                     ------------------             ------------------
Income from continuing operations                               (1,390)                          216

Discontinued operations:
     Income on disposal                                             --                           184
                                                     ------------------             ------------------

Income before extraordinary item                                (1,390)                          400

Extraordinary item:
    Debt foregiveness                                               --                           242
                                                     ------------------             ------------------

Net income (loss)                                               (1,390)                          642

Preferred stock dividends                                          (32)                           --
                                                     ------------------             ------------------

Net income (loss) applicable to common stock       $            (1,422)           $              642
                                                      =================              =================

Net income per common share and common
share equivalents:
  Income from continuing operations                              (0.21)                         0.03
  Income from discontinued operations                               --                          0.03
  Income from extraordinary item                                    --                          0.03
                                                     ------------------             ------------------
Net income per common share                        $             (0.21)           $             0.09
                                                      =================              =================

Weighted average common shares and
   common share equivalents outstanding                           6,485                         6,205
                                                      =================              =================

See accompanying notes to the consolidated financial statements.

                            Computone Corporation
                    Consolidated Statements of Cash Flows
                               (in thousands)



                                                                                               For the nine months ended
                                                                                           January 5, 1996      January 6, 1995
                                                                                             (unaudited)          (unaudited)
                                                                                            -------------        -------------

Cash flows from operating activities:
  Income  (loss)  from continuing operations                                              $       (1,390)      $          458
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                                 815                  688
       Provision for possible losses                                                                (225)                 (34)
       Forgiveness of debt                                                                            --                  (242)
       Changes in current assets and current liabilities:
          Accounts receivable                                                                        902                   (9)
          Inventories                                                                               (305)                 890
          Prepaid expenses and other                                                                  (9)                (140)
          Accounts payable and accrued liabilities                                                  (244)                (949)
                                                                                            -------------        -------------
     Net cash provided by (used in) continuing operations                                           (456)                 662
                                                                                            -------------        -------------

  Income (loss) from discontinued operations                                                          --                  184
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
        (Income) loss  on disposal                                                                    --                  (184)
        Change in net assets of discontinued operations                                               --                  (133)
                                                                                            -------------        -------------
      Net cash used in discontinued operations                                                        --                  (133)
                                                                                            -------------        -------------

Net cash provided by (used in) operating activities                                                 (456)                 529
                                                                                            -------------        -------------

Cash flows from investing activities:
   (Increase) decrease in other assets                                                                 4                    3
   Capitalization of software costs                                                                 (197)                (224)
   Capital expenditures, net of disposals                                                            (65)                 (68)
                                                                                            -------------        -------------

Net cash used in investing activities                                                               (258)                (289)
                                                                                            -------------        -------------

Cash flows from financing activities:
  Borrowings under long term debt agreements                                                          --                  300
  Net borrowings (repayments) under line of credit                                                   665                   --
  Repayment of debt - net                                                                           (161)                (350)
  Contribution of capital                                                                             26
  Issuance of common stock for preferred                                                               2                   --
  Conversion of preferred stock                                                                       (2)
  Exercise of common stock options and warrants                                                       --                   12
                                                                                            -------------        -------------

Net cash provided by (used in) financing activities                                                  530                  (38)
                                                                                            -------------        -------------

Net decrease in cash and cash equivalents                                                           (184)                 202
Cash and cash equivalents, beginning of period                                                       297                  215
                                                                                            -------------        -------------
Cash and cash equivalents, end of period                                                  $          113       $          417
                                                                                             ============         ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                          $           75       $            7

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

2.  INVENTORIES
    -----------

             Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 5, 1996 and April 7, 1995 (in thousands):


                                             January 5, 1996  April 7, 1995
                                             ---------------  -------------

   Finished goods                                     $  682         $  544
   Work in progress                                      568            584
   Raw materials                                       1,066          1,046
                                                      ------         ------
                                                      $2,316         $2,174
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

        The Company made adjustments to the period ended October 6, 1995, as originally filed, to correct certain errors which result in a loss from continuing operations of approximately $184,000, or $.03 per share versus previously reported income from continuing operations of approximately $8,000. These adjustments were primarily comprised of credit memos for product returns received during the second quarter that were not properly recorded during the quarter.

        The Company made adjustments to these interim financial statements, as originally filed, to correct certain errors which reduced income from continuing operations by approximately $183,000 or $.03 per share to approximately $16,000 or $.00 per share. These adjustments were comprised of reversal of revenue of $59,000 for a sale that was recorded under a Bill and Hold agreement; increases to the accounts receivable and inventory reserves of approximately $31,000 and $22,000, respectively; the reclassification to expense from additional paid in capital of approximately $32,000 in preferred dividends that were declared and the recording of approximately $25,000 in legal fees paid by outside directors on behalf on the Company.

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

   LIQUIDITY
   ---------

             Cash used in operating activities amounted to $456,000 for the nine months ended January 5, 1996 compared to cash provided by operating activities of $529,000 for the comparable nine months ended January 6, 1995. The reduction in cash provided by operating activities as compared to the prior year fiscal period primarily reflects the decrease in product sales of almost $3,000,000 and the resulting loss from continuing operations of $1,390,000. The 1996 changes in working capital items include a reduction in accounts receivable of $902,000 while inventories increased by $305,000. Accounts payable and other accrued liabilities decreased by $244,000.

             Cash used in investing activities amounted to $258,000 for the nine months ended January 5, 1996 compared with $289,000 used in financing activities for the comparable nine months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the Company capitalizing a lesser amount of software development costs as a result of a smaller development headcount and a lesser amount of expenditures related to capital purchases.

             Cash provided by financing activities during the nine months ended January 5, 1996 was $530,000 from the nine months ended January 5, 1996 versus $38,000 of cash used in financing activities for the same nine months of the prior fiscal year. This $530,000 change can be attributed to the Company borrowing against its revolving credit agreement to fund operations.

             Working capital amounted to $1,894,000 at January 5, 1996 compared to $2,892,000 at April 7, 1995, an decrease of $998,000, since April 7, 1995.
   The ratio of current assets to current liabilities at January 5, 1996 was
   1.57 to 1.00 compared to 1.98 to 1.00 at April 7, 1995. The decrease in working capital is primarily attributable to the current maturity of the balance due on the Company's revolving credit agreement.

   RESULTS OF OPERATIONS
   ---------------------

        The Company reported income from continuing operations for the quarter ended January 5, 1996 of $47,000 compared to income from continuing operations of $21,000 for the comparable quarter of the prior fiscal year. The Company continues to benefit from the first quarter implementation of major reductions in day-to-day operating expenses and the continuing reduction of its cost of products sold through outsourcing. Management believes that its strategic decision to promote the direct sale of remote access

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND NINE MONTHS ENDED JANUARY 5, 1996 (CONTINUED).

   RESULTS OF OPERATIONS (CONTINUED)
   ---------------------------------

   products and to reduce its reliance on sales to domestic distributors by increasing its number of VAR's and major customers has had a favorable impact on the profitability of the Company as evidenced by this quarter's operating profit which was the first of the fiscal year. As for the nine month period ended January 5, 1996, the increase in direct sales has not yet exceeded the decrease in sales to domestic distributors and as a result, net product sales were $7,782,000 versus $10,798,000 during the same nine month period of the prior fiscal year resulting in a decrease of approximately $3,000,000.

        Product sales revenue from continuing operations for the quarter ended January 5, 1996 totaled approximately $3,232,000 compared to $3,408,000 for the comparable quarter of the prior fiscal year, a decrease of $176,000 or
   5%.   For the nine months ended January 5, 1996,  product sales revenues decreased 28% from $10,798,000 to $7,782,000 versus the same period of the prior fiscal year. These decreases in product sales revenue can be attributed to the Company's reduction in sales to a major international OEM and a domestic distributor combined with its strategic decision to transition the sale of its products from an indirect channel to a direct channel.

        Cost of products sold for the quarter amounted to $2,157,000 or 67% of product sales revenues versus $2,134,000 or 63% for the comparable quarter of the prior year. For the nine months ended January 5, 1996, cost of sales amounted to $5,190,000 or 67% of product sales revenues versus $6,677,000 or 62% during the same nine month period of the prior fiscal year. This increase in cost of products sold as a percentage of product sales revenues can be attributed to the fact that the Company was unable to reduce its fixed manufacturing costs while there was a significant decrease in product sales. Also, the Company's efforts to move into the direct VAR and major account sales channels caused the Company to reduce its selling price on certain products and which subsequently its margins and increased the cost of products sold as a percentage of product revenues.

        Selling, general and administrative expenses amounted to $760,000 or 24% of product sales revenue for the three months ended January 5, 1996 versus $1,025,000 or 30% of product sales revenue for the comparable three months of the prior fiscal year. For the nine months ended January 5, 1996, selling, general and administrative expenses were $2,896,000 or 37% of product sales revenues versus $3,095,000 or 29% of product sales revenues for the same nine month period of the prior fiscal year. The decrease in expenses during the quarter ended January 5, 1996 versus the same period of the prior fiscal year can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits and the Company becoming re-listed on the NASDAQ stock market and the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company continues to review its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

             Product development expenses amounted to $241,000 or 7% of product sales revenues for the three months ended January 5, 1996 versus $236,000 or 7% of product sales revenue for the comparable three month period of the prior fiscal year. For the nine month period ended January 5, 1996, product

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND NINE MONTHS ENDED JANUARY 5, 1996 (CONTINUED).

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