Form 10QSB
period 1996-10-04
COMPUTONE CORPORATION
filed 1996-11-18
CIK 819479

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 4, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16172

                             COMPUTONE CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                  23-2472952
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


1100 Northmeadow Parkway, Suite 150, Roswell, GA                30076
------------------------------------------------                -----
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

       As of October 4, 1996, there were 6,371,684 shares of common stock outstanding.

                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of
          October 4, 1996 and April 5, 1996                                   3

          Consolidated Statements of Operations for
          the three months ended October 4, 1996 and October 6, 1995          4

          Consolidated Statements of Operations for
          the six months ended October 4, 1996 and October 6, 1995            5

          Consolidated Statements of Cash Flows
          the six months ended October 4, 1996 and October 6, 1995            6

          Notes to Consolidated Financial Statements                          7

ITEM 2.   Discussion and Analysis or Plan of Operations                       9


                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  12

ITEM 2.   Changes in Securities                                              12

ITEM 3.   Defaults Upon Senior Securities                                    12

ITEM 4.   Submission of  Matters to a Vote of  Security Holders              12

ITEM 5.   Other Information                                                  12

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13


                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)



                                                               October 4, 1996           April 5, 1996
                                                               ---------------          ---------------
ASSETS                                                          (Unaudited)               (Audited)
Current assets:
    Cash and cash equivalents                                   $         21             $        143
    Receivables, net                                                   2,303                    1,564
    Inventories, net                                                   2,868                    2,715
    Prepaid expenses and other                                           108                       83
                                                                ------------             ------------
Total current assets                                                   5,300                    4,505

Property, equipment and improvements, net                                339                      523

Intangible assets, net                                                   586                      636

Other                                                                    104                       99
                                                                ------------             ------------

Total assets                                                    $      6,329             $      5,763
                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $      2,060             $      1,848
    Accrued liabilities:
         Payroll                                                         106                      113
         Prepaid sales                                                    17                      214
         Professional fees                                                24                       69
         Other                                                           484                      465
    Line of credit                                                       749                      599
    Notes payable to stockholders                                        250                      - -
    Current maturities of long term debt                                 421                      504
                                                                ------------             ------------
Total current liabilities                                              4,111                    3,812

Notes payable to stockholders                                             20                       20

Long term debt, less current maturities                                   15                       47
                                                                ------------             ------------

Total liabilities                                                      4,146                    3,879

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                      - -                      - -
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,371,684 and 6,357,184 shares outstanding              64                       64
  Additional paid in capital                                          41,559                   41,543
  Accumulated deficit                                                (39,440)                 (39,723)
                                                                ------------             ------------
Total stockholders' equity                                             2,183                    1,884
                                                                ------------             ------------

Total liabilities and stockholders' equity                      $      6,329             $      5,763
                                                                ============             ============


       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                  (in thousands except per share amounts)

                                  (unaudited)


                                                             Three Months Ended
                                                    October 4, 1996     October 6, 1995
                                                    ---------------     ---------------
Revenues:
     Product sales                                  $       3,504       $       2,694

Expenses:
     Cost of products sold                                  2,058               1,758
     Selling, general and administrative                      930                 863
     Product development                                      265                 231
                                                    -------------       -------------
                                                            3,253               2,852
                                                    -------------       -------------

Operating income from continuing operations                   251                (158)

Non-Operating income (expense):
     Other income (expense)                                     3                  (1)
     Interest expense                                         (36)                (25)
                                                    -------------       -------------
Income from continuing operations before taxes                215                (184)

Income tax expense (benefit):
     Current                                                  - -                 - -
     Deferred                                                 - -                 - -
                                                    -------------       -------------
                                                              - -                 - -
                                                    -------------       -------------
Income from continuing operations                             215                (184)
                                                    -------------       -------------


Net income                                          $         215       $        (184)
                                                    =============       =============

Net income per common share and common
share equivalents:
  Income from continuing operations                          0.03               (0.03)
                                                    -------------       -------------

Net income per common share                         $        0.03       $       (0.03)
                                                    =============       =============


Weighted average common shares and
   common share equivalents outstanding                     6,843               6,412
                                                    =============       =============


See accompanying notes to the consolidated financial statements.

                             Computone Corporation
              Interim Condensed Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                Six Months Ended
                                                        October 4, 1996   October 6,1995
                                                        ---------------   --------------

Revenues:
     Product sales                                        $      6,529      $      4,550

Expenses:
     Cost of products sold                                       3,910             3,033
     Selling, general and administrative                         1,734             2,136
     Product development                                           539               787
                                                          ------------      ------------
                                                                 6,183             5,956
                                                          ------------      ------------

Operating income from continuing operations                        346            (1,406)

Non-Operating income (expense):
     Other income                                                    3                 9
     Interest expense                                              (66)              (40)
                                                          ------------      ------------

Income from continuing operations before taxes                     283            (1,437)

Income tax expense (benefit):
     Current                                                      - -                - -
     Deferred                                                     - -                - -
                                                          ------------      ------------
                                                                  - -                - -
                                                          ------------      ------------
Income from continuing operations                                  283            (1,437)

                                                          ------------      ------------

Net income                                                $        283      $     (1,437)
                                                          ============      ============

Net income per common share and common
share equivalents:
  Income from continuing operations                               0.04             (0.23)
                                                          ------------      ------------

Net income per common share                               $       0.04      $      (0.23)
                                                          ============      ============


Weighted average common shares and
   common share equivalents outstanding                          6,843             6,383
                                                          ============      ============

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                             For the six months ended
                                                                        October 4, 1996    October 6, 1995
                                                                          (unaudited)        (unaudited)
                                                                        ---------------    ---------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                               $     283         $  (1,437)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                            340               646
       Provision for possible losses                                             78              (400)
       Changes in current assets and current liabilities:
          Accounts receivables                                                 (747)            1,917
          Inventories                                                          (224)             (549)
          Prepaid expenses and other                                            (26)               23
          Accounts payable and accrued liabilities                              (18)             (719)
                                                                          ---------         ---------

     Net cash provided by (used in) continuing operations                      (314)             (519)
                                                                          ---------         ---------

Net cash provided by (used in) operating activities                            (314)             (519)
                                                                          ---------         ---------


Cash flows from investing activities:
   (Increase) decrease in other assets                                           (4)                3
   Capitalization of software costs                                             (75)             (158)
   Capital expenditures                                                         (30)              (71)
                                                                          ---------         ---------

Net cash used in investing activities                                          (109)             (226)
                                                                          ---------         ---------


Cash flows from financing activities:
  Repayment of debt - net                                                      (115)              (85)
  Net borrowings under lines of credit                                          150               665
  Net borrowings from affiliates                                                250               - -
  Exercise of common stock options and warrants                                  16               - -
                                                                          ---------         ---------

Net cash (used in) provided by financing activities                             301               580
                                                                          ---------         ---------

Net decrease in cash and cash equivalents                                      (122)             (165)
Cash and cash equivalents, beginning of period                                  143               297
                                                                          ---------         ---------
Cash and cash equivalents, end of period                                  $      21         $     132
                                                                          =========         =========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                          $      66         $      40

       See  accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     The financial statements presented herein, as of October 4, 1996 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 4, 1996 and April 5, 1996 (in thousands):


                         October 4, 1996  April 5, 1996
                         ---------------  -------------

     Finished goods               $  457         $  830
     Work in progress                865            516
     Raw materials                 1,546          1,369
                                  ------         ------
                                  $2,868         $2,715
                                  ======         ======

3.   INCOME PER SHARE
     ----------------

     Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

                             COMPUTONE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at October 4, 1996.

     The Company estimates that no current provision for income taxes is required for the three months ended October 4, 1996.

5.   DEBT
     ----

     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). On April 7, 1995, the Company refinanced the note in the amount of $402,823 and reduced the monthly payments from $16,666.67 to $13,427.44. The note bears interest at a rate of floating prime plus 2%. On July 31, 1995, the Company has a line of credit facility with the bank which provides for $750,000 in advances at a rate of prime plus 1% and matured in August 1996. In November 1996, the Company paid $410,000 toward the consolidated debt and reached an agreement to extend its maturity date to May 1997. The consolidated note bears interest at a rate of prime plus 2% with interest only monthly payments in the amount of approximately $5,000. The principal balance of the consolidated debt will be due at maturity.

     On September 10, 1996, the Company secured financing from a shareholder in the form of a $250,000 note payable. The note bears interest at a rate of 10% and matures on December 31, 1996.

6.   FINANCING
     ---------

     On October 9 and October 11, 1996, the Company raised a total of approximately $1,400,000 through an offshore private placement. A total of 300,000 shares were sold at an offering price of $5.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 4, 1996.


INTRODUCTION
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


RESULTS OF OPERATIONS
---------------------

     Product sales revenue for the quarter ended October 4, 1996 totaled approximately $3,504,000 compared to $2,694,000 for the comparable quarter of the prior fiscal year, an increase of 30%. Product sales revenue for the six month period ended October 4, 1996 totaled approximately $6,529,000 compared to $4,550,000 for the comparable period of the prior fiscal year, an increase of 44%. These increases in product sales revenue can be attributed to the Company's sales of remote access products increasing approximately $658,000 for the quarter and approximately $1,237,000 for the six month period.

     Cost of products sold for the quarter amounted to $2,058,000 or 72% of product sales revenues versus $1,758,000 or 65% for the comparable quarter of the prior year. Cost of products sold for the six month period amounted to $3,910,000 or 60% of product sales revenues versus $3,033,000 or 67% for the comparable period of the prior year. The increase cost of products sold can be attributed to the Company's increased sales of Remote Access products.

     Selling, general and administrative expenses amounted to $930,000 or 27% of product sales revenue for the quarter versus $863,000 or 32% of product sales
revenue for the comparable quarter of the prior fiscal year.   Selling, general
and administrative expenses amounted to $1,734,000 or 27% of product sales revenue for the six month period versus $2,136,000 or 47% of product sales revenue for the comparable period of the prior fiscal year. The decrease in expenses as a percentage of product sales revenue can be attributed to the Company's ability to reduce its headcount while providing a greater level of service to its customers, a reduction in professional fees resulting from the settlement of various lawsuits, and the Company's successful efforts in reducing its day-to-day operating expenses. Also, the Company continues to review its alternatives with respect to relocating to a new facility in the same general area which will result in a significant reduction in the Company's overall monthly occupancy costs.

     Product development expenses amounted to $265,000 or 8% of product sales revenue for the quarter versus $231,000 or 9% of product sales revenue for the comparable quarter of the prior fiscal year. Product development expenses amounted to $539,000 or 9% of product sales revenue for the six month period quarter versus $787,000 or 18% of product sales revenue for the comparable period of the prior fiscal year. The increase in expenses for the quarter ended October 4, 1996 is due to a slightly higher headcount in the product development area. The decrease in expenses for the six month period can be attributed to a decision made in the prior fiscal year to take a one-time charge to accelerate the amortization of product development expenses associated with costs capitalized prior to April 1, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 4, 1996 (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

     The Company reported income from continuing operations for the quarter ended October 4, 1996 of $215,000 compared to loss from continuing operations of $184,000 for the comparable quarter of the prior fiscal year. The Company reported income from continuing operations for the six month period of $283,000 compared to loss from continuing operations of $1,437,000 for the comparable
period of the prior fiscal year.    The increase in income is due primarily to
increased product sales revenue.

LIQUIDITY
---------

     Cash used in continuing operations amounted to $314,000 for the six months ended October 4, 1996 compared to cash used in continuing operations of $519,000 for the comparable six months ended October 6, 1995. The decrease in cash used in continuing operations as compared to the prior year fiscal period primarily reflects the net income generated during the current period versus the loss over the same period over the prior fiscal year.

     Cash used in investing activities amounted to $109,000 for the six months ended October 4, 1996 compared with $226,000 used in financing activities for the comparable six months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the Company capitalizing a lesser amount of software development costs and a lesser amount of capital expenditures.

     Cash provided by financing activities during the six months ended October 4, 1996 was $301,000 versus $580,000 of cash provided by financing activities for the same six months of the prior fiscal year. This change can be attributed to the Company borrowing a lesser amount from its line of credit and its affiliates to fund its working capital needs.

     Working capital amounted to $1,189,000 at October 4, 1996, an increase of $496,000, since April 5, 1996. The ratio of current assets to current liabilities at October 4, 1996 was 1.28 to 1.00 compared to 1.18 to 1.00 at April 5, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 4, 1996 (CONTINUED).

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1997
-----------------------------------------

SALES BY PRODUCT LINE

     The Company has decided to concentrate is selling efforts in the Remote Access market versus the Input/Output device market. The sales information for the quarter and the six months ended October 4, 1996 are listed below. Management believes that the level of sales of Remote Access products as a percentage of total net revenue will continue to increase over the remainder of fiscal year and reach approximately 40% of total revenues by the fiscal yearend.

                                 Remote Access Servers               Input/Output Devices                 Total
                              Sales $ (000's)   % of Total      Sales $ (000's)     % of Total       Sales $ (000's)    % of Total
                             --------------    ----------       --------------      ----------       --------------     ----------
Qtrly Info:  97                   1,033           30%              2,471              70%                3,504             100%
             96                     375           14%              2,319              86%                2,694             100%

YTD Info:    97                   2,039           32%              4,490              68%                6,529             100%
             96                     802           18%              3,748              82%                4,550             100%


LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations is expected to enable the Company to meet its obligations with respect to its lender and trade vendors throughout fiscal year 1997. The Company is in negotiations with its affiliates in an effort to extend the debt due to them beyond its current maturity date.

RESULTS OF OPERATIONS

     The Company expects continued growth in its Remote Access products and is currently negotiating with a number of major accounts with respect to large purchases for the remainder of the fiscal year. Management is fairly confident that these purchase orders will be obtained and shipped prior to the fiscal yearend. There are no guarantees that the orders will be received in time to ensure shipment prior to the fiscal yearend.

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



                               COMPUTONE CORPORATION


Date: November 18, 1996        By: /s/ Thomas J. Anderson
                                   ----------------------
                                   Thomas J. Anderson
                                   President & Chief Operating Officer
                                   (duly authorized officer and
                                   Principal Executive Officer)


                               By: /s/ Gregory A. Alba
                                   -------------------
                                   Gregory A. Alba
                                   Vice President of Finance & Administration
                                         and Chief Financial Officer
                                   (Principal Accounting Officer)