Form 10QSB
period 1997-01-03
COMPUTONE CORPORATION
filed 1997-02-14
CIK 819479

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 3, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes X   No____.
                                                  ---

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____.
                          ---

       As of January 3, 1997, there were 6,410,784 shares of common stock outstanding.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of
          January 3, 1997 and April 5, 1996                                  3

          Consolidated Statements of Operations for
          the three months ended January 3, 1997 and January 5, 1996         4

          Consolidated Statements of Operations for
          the nine months ended January 3, 1997 and January 5, 1996          5

          Consolidated Statements of Cash Flows
          the nine months ended January 3, 1997 and January 5, 1996          6

          Notes to Consolidated Financial Statements                         7

ITEM 2.   Management's Discussion and Analysis or Plan of Operations         9


                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                            12


ITEM 2.        Changes in Securities                                        12


ITEM 3.        Defaults Upon Senior Securities                              12


ITEM 4.        Submission of Matters to a Vote of Security Holders          12


ITEM 5.        Other Information                                            12


ITEM 6.        Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                  13

                         PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)

                                                              January 3, 1997        April 5, 1996
                                                              ----------------     -----------------
ASSETS                                                          (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents                                   $           375      $           143
  Receivables, net                                                      2,666                1,564
  Inventories, net                                                      3,162                2,715
  Prepaid expenses and other                                               79                   83
                                                              ----------------     -----------------
Total current assets                                                    6,282                4,505

Property, equipment and improvements, net                                 292                  523

Intangible assets, net                                                    560                  636

Other                                                                     102                   99
                                                              ----------------     -----------------

Total assets                                                  $         7,236      $         5,763
                                                              ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                     $         1,885      $         1,848
  Accrued liabilities:
    Payroll                                                               113                  113
    Prepaid sales                                                          12                  214
    Professional fees                                                      28                   69
    Other                                                                 443                  465
  Line of credit                                                   - - -                       599
  Notes payable to stockholders                                           250            - - -
  Current maturities of long term debt                                    606                  504
                                                              ----------------     -----------------
Total current liabilities                                               3,337                3,812

Notes payable to stockholders                                             120                   20

Long term debt, less current maturities                            - - -                        47
                                                              ----------------     -----------------

Total liabilities                                                       3,457                3,879

Stockholders' Equity
 Convertible redeemable preferred stock, $.01 par value;
   10,000,000 shares authorized; 0 shares issued                  - - -                  - - -
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 6,410,784 and 6,357,184 shares outstanding                  67                   64
  Additional paid in capital                                           43,027               41,543
  Accumulated deficit                                                 (39,315)             (39,723)
                                                              ----------------     -----------------
Total stockholders' equity                                              3,779                1,884
                                                              ----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $         7,236      $         5,763
                                                              ================     =================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                   Interim Consolidated Statements of Income
                  (in thousands except per share amounts)
                                  (unaudited)

                                                  Three Months Ended
                                       January 3, 1997        January 5, 1996
                                      ------------------     -------------------
Revenues:
  Product sales                       $           3,477      $           3,232

Expenses:
  Cost of products sold                           1,945                  2,157
  Selling, general and administrative             1,090                    760
  Product development                               312                    241
                                        ------------------   -------------------
                                                  3,347                  3,158
                                        ------------------   -------------------

Operating income from continuing
  operations                                        130                     74

Non-Operating income (expense):
  Other income (expense)                             23                     10
  Interest expense                                  (27)                   (37)
                                        ------------------   -------------------

Income from continuing operations
  before taxes                                      126                     47

Income tax expense (benefit):
  Current                                            --                     --
  Deferred                                           --                     --
                                        ------------------   -------------------
                                               - -                    - -
                                        ------------------   -------------------
Net income                                          126                     47

Preferred stock dividends                                                  (32)
                                        ------------------   -------------------

Net income applicable to common
  stock                                 $           126      $              15
                                        ==================   ===================


Net income per common share
  and common share equivalents:         $          0.02      $            0.01
                                        ==================   ===================

Weighted average common shares and
  common share equivalents
  outstanding                                     6,848                  6,502
                                        ==================   ===================

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                   Interim Consolidated Statements of Income
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                 Nine Months Ended

                                                   January 3, 1997                January 5, 1996
                                                ----------------------          -------------------
Revenues:
  Product sales                                  $            10,006            $           7,782

Expenses:
  Cost of products sold                                        5,856                        5,190
  Selling, general and administrative                          2,824                        2,896
  Product development                                            851                        1,028
                                                ----------------------          -------------------
                                                               9,531                        9,114
                                                ----------------------          -------------------


Operating income from continuing operations                      475                       (1,332)


Non-Operating income (expense):
  Other income (expense)                                          28                           19
  Interest expense                                               (94)                         (77)
                                                ----------------------          -------------------

Income from continuing operations before                         409                       (1,390)


Income tax expense (benefit):
  Current                                                   --                           --
  Deferred                                                  --                           --
                                                ----------------------          -------------------
                                                            --                           --
                                                ----------------------          -------------------
Net income                                                       409                       (1,390)

Preferred stock dividends                                   --                                (32)
                                                ----------------------          -------------------

Net income applicable to common stock           $                409                       (1,422)
                                                ======================          ===================



Net income per common share
 and common share equivalents:                  $               0.06            $           (0.21)
                                                ======================          ==================


Weighted average common shares and
 common share equivalents outstanding                          6,848                        6,485
                                                ======================          ===================



       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                  For the nine months ended
                                                                               January 3, 1997  January 5, 1996
                                                                                  (unaudited)      (unaudited)
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income  (loss)  from continuing operations                                   $           409   $       (1,390)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                       515              815
       Provision for possible losses                                                        70             (225)
       Changes in current assets and current liabilities:
          Accounts receivable                                                           (1,064)             902
          Inventories                                                                     (522)            (305)
          Prepaid expenses and other                                                         4               (9)
          Accounts payable and accrued liabilities                                        (229)            (244)
                                                                                  -------------    -------------
Net cash provided by (used in) continuing operations                                      (817)            (456)
                                                                                  -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                                                      (3)               4
   Capitalization of software costs                                                       (105)            (197)
   Capital expenditures, net of disposals                                                  (86)             (65)
                                                                                  -------------    -------------

Net cash used in investing activities                                                     (194)            (258)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from shareholders                                                         250              ---
  Net borrowings (repayments) under line of credit                                         ---              665
  Repayment of debt - net                                                                 (429)            (161)
  Contribution of capital                                                                  ---               26
  Issuance of common stock from private placement                                        1,418
  Issuance of common stock for preferred stock                                             ---                2
  Conversion of preferred stock                                                            ---               (2)
  Exercise of common stock options and warrants                                              4              ---
                                                                                  -------------    -------------

Net cash provided by financing activities                                                1,243              530
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                                  232             (184)
Cash and cash equivalents, beginning of period                                             143              297
                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                        $          375   $          113
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                                $           94   $           75

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

     The financial statements presented herein, as of January 3, 1997 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 3, 1997 and April 5, 1996 (in thousands):

                         January 3, 1997  April 5, 1996
                         ---------------  -------------

     Finished goods               $  693         $  830
     Work in progress                841            516
     Raw materials                 1,628          1,369
                                  ------         ------
                                  $3,162         $2,715
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

     For financial reporting purposes, a valuation allowance has been established to reflect a net deferred tax balance of $0 as of the date of adoption of FAS 109 as well as at January 3, 1997.

     The Company estimates that no current provision for income taxes is required for the nine months ended January 3, 1997.

5.   DEBT
     ----

     On August 12, 1994, the Company secured financing from a bank in the form of a $300,000 note payable and a $500,000 revolving credit agreement ("Agreement"). On April 7, 1995, the Company refinanced the note in the amount of $402,823 and reduced the monthly payments from $16,666.67 to $13,427.44. The note bore interest at a rate of floating prime plus 2%. On July 31, 1995, the Company had a line of credit facility with the bank which provided for $750,000 in advances at a rate of prime plus 1% and matured in August 1996. In November 1996, the Company paid $410,000 toward the consolidated debt and reached an agreement to extend the maturity date of the remaining $500,000 of debt to May 1997. The consolidated note bears interest at a rate of prime plus 2% with interest only monthly payments of approximately $5,000. The principal balance of the consolidated debt will be due at maturity.

     On September 10, 1996, the Company secured financing from a shareholder in the form of a $250,000 note payable. The note bears interest at a rate of 10% and the maturity date has been extended to March 31, 1997.

6.   FINANCING
     ---------

     On October 9 and October 11, 1996, the Company raised a total of approximately $1,400,000 through an offshore private placement. A total of 300,000 shares were sold at an offering price of $5.25 per share. Proceeds of the financing were used to pay down the consolidated bank debt and fund current working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 3, 1997.

INTRODUCTION
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

     Product sales revenue for the quarter ended January 3, 1997 totaled approximately $3,477,000 compared to $3,232,000 for the comparable quarter of the prior fiscal year, an increase of $245,000 or 7.58%. Product sales revenue for the nine month period ended January 3, 1997 totaled approximately $10,006,000 compared to $7,782,000 for the comparable period of the prior fiscal year, an increase of $2,224,000 or 28.58%. These increases in product sales revenue can be attributed to the Company's sales of remote access products increasing approximately $190,000, or 16% for the quarter and approximately $1,379,000, or 67% for the nine month period while sales of Input\Output devices increased $55,000, or 3% versus the same three month period of the prior fiscal year and have increased approximately $845,000, or 15% during the nine month period compared to the prior fiscal year.

     Cost of products sold for the quarter amounted to $1,945,000 or 56% of product sales revenues versus $2,157,000 or 67% of product sales revenues for the comparable quarter of the prior year. Cost of products sold for the nine month period amounted to $5,856,000 or 59% of product sales revenues versus $5,190,000 or 67% of product sales revenues for the comparable period of the prior year. The decrease in cost of products sold can be attributed to the Company's increased level of direct sales.

     Selling, general and administrative expenses amounted to $1,090,000 or 31% of product sales revenue for the quarter versus $760,000 or 24% of product sales revenue for the comparable quarter of the prior fiscal year. Selling, general and administrative expenses amounted to $2,824,000 or 28% of product sales revenue for the nine month period versus $2,896,000 or 37% of product sales revenue for the comparable period of the prior fiscal year. The increase in expenses as a percentage of product sales revenue for the three months ended January 3, 1997 can be attributed to an increase in marketing\advertising expenses along with travel related expenses incurred to address identified interests in the Company's products.

     Product development expenses amounted to $312,000 or 9% of product sales revenue for the quarter versus $241,000 or 7% of product sales revenue for the comparable quarter of the prior fiscal year. Product development expenses amounted to $851,000 or 9% of product sales revenue for the nine month period quarter versus $1,028,000 or 13% of product sales revenue for the comparable period of the prior fiscal year. The increase in expenses for the quarter ended January 3, 1997 is due to a slightly higher headcount in the product development area along with an increase in period costs associated with soon to be released products. The decrease in expenses for the nine month period can be attributed to a decision made in the prior fiscal year to take a one-time charge to accelerate the amortization of product development expenses associated with costs capitalized prior to April 1, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 3, 1997 (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

     The Company reported income from continuing operations for the quarter ended January 3, 1997 of $126,000 compared to income from continuing operations of $15,000 for the comparable quarter of the prior fiscal year. The Company reported income from continuing operations for the nine month period of $409,000 compared to loss from continuing operations of $1,422,000 for the comparable period of the prior fiscal year. The increase in income is due primarily to increased product sales revenue.

LIQUIDITY
---------

     Cash used in continuing operations amounted to $817,000 for the nine months ended January 3, 1997 compared to cash used in continuing operations of $456,000 for the comparable nine months ended October 6, 1995. The increase in cash used in continuing operations as compared to the prior year fiscal period primarily reflects an increase in accounts receivable resulting from the increase in product sales revenues along with an increase in inventories.

     Cash used in investing activities amounted to $194,000 for the nine months ended January 3, 1997 compared with $258,000 used in financing activities for the comparable nine months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the Company capitalizing a lesser amount of software development costs.

     Cash provided by financing activities during the nine months ended January 3, 1997 was $1,243,000 versus $530,000 of cash provided by financing activities for the same nine months of the prior fiscal year. This change can be attributed to the funding of $1,418,000 provided by the offshore private placement, a shareholder loan of $250,000 and the re-payment of $429,000 in debt.

     Working capital amounted to $2,945,000 at January 3, 1997, an increase of $2,252,000, since April 5, 1996. The ratio of current assets to current liabilities at January 3, 1997 was 1.88 to 1.00 compared to 1.18 to 1.00 at April 5, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 3, 1997 (CONTINUED).

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1997
-----------------------------------------

SALES BY PRODUCT LINE

     The Company has decided to concentrate is selling efforts in the Remote Access market versus the Input\Output device market. The sales information for the quarter and the nine months ended January 3, 1997 is listed below. Management believes that the level of sales of Remote Access products as a percentage of total net revenue will continue to increase over the remainder of fiscal year and reach approximately 40% of total revenues by the fiscal yearend.


                      Remote Access Servers                Input\Output Devices              Total
                  Sales $ (000's)     % of Total       Sales $ (000's)    % of Total     Sales $ (000's)   % of Total
                  ---------------     ----------       ---------------    ----------     --------------    ----------
Qtrly Info:  97        1,344               39%              2,133              61%            3,477             100%
             96        1,154               36%              2,078              64%            3,232             100%

YTD Info:    97        3,426               34%              6,580              66%           10,006             100%
             96        2,048               26%              5,734              74%            7,782             100%

     The Company received on January 7, 1997, from a new major customer, a non-cancelable purchase order for the delivery of a specified number of the Company's IntelliServer PowerRack during the three months ended March 31, 1997 and the three months ended June 30, 1997. The total value of the order is in excess of $3,300,000.


LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations is expected to enable the Company to meet its working capital needs throughout the remainder of fiscal year 1997. The Company renegotiated the maturity of two of its $250,000 shareholder loans. One loan maturity was extended to March 31, 1997 from December 31, 1996 while the other loan was restructured, following a payment of $50,000, to call for a $100,000 payment on December 31, 1997 and another $100,000 payment on December 31, 1998.

RESULTS OF OPERATIONS

     The Company expects continued growth in its Remote Access products and is currently awaiting the final testing of its product(s) at customer facilities prior to receiving a purchase order for these products. Management is fairly confident that these purchase orders will be obtained and shipped prior to the fiscal yearend. There are no guarantees that the orders will be received in time to ensure shipment prior to the fiscal yearend.

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



                                COMPUTONE CORPORATION


Date: February 14, 1997         By: /s/ Thomas J. Anderson
                                    ----------------------
                                Thomas J. Anderson
                                President & Chief Operating Officer
                                (duly authorized officer and
                                Principal Executive Officer)


                                By: /s/ Gregory A. Alba
                                    -------------------
                                Gregory A. Alba
                                Vice President of Finance & Administration
                                     and Chief Financial Officer
                                (Principal Accounting Officer)