Form 10KSB
period 1997-04-04
COMPUTONE CORPORATION
filed 1997-07-02
CIK 819479

(..continued)
                                                          Page 1 of 44 pages
                                                          Exhibit Index page24

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 4, 1997

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


     For the transition period from _________________ to _________________

                        Commission file number 0-16172

                            COMPUTONE CORPORATION
                            ---------------------
                (Name of small business issuer in its charter)

        Delaware                                     23-2472952
-------------------------------         -------------------------------------
(State or other jurisdiction            (I.R.S. Employer  Identification No.)
of incorporation or organization)

1100 Northmeadow Parkway, Suite 150, Roswell, Georgia           30076
-----------------------------------------------------       -------------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number:  (770) 475-2725

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  Common Stock, $.01 par
                                                       ----------------------
value
-----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended April 4, 1997 were $12,897,872.

On June 19, 1997, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $13,443,940.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,712,074 shares of Common Stock outstanding on June 19, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                             COMPUTONE CORPORATION

                             INDEX TO FORM 10-KSB

                                                                                                           Page
                                                                                                           ----
PART I.

Item   1.          Description of Business.                                                                  3

Item   2.          Description of Property.                                                                  9

Item   3.          Legal Proceedings.                                                                        9

Item   4.          Submission of Matters to a Vote of Security Holders.                                      9



PART II.

Item   5.          Market for Common Equity and Related Stockholder Matters.                                10

Item   6.          Management's Discussion and Analysis or Plan of Operation.                               10

Item   7.          Financial Statements.                                                                    15

Item   8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    15



PART III.

Item   9.          Directors, Executive Officers, Promoters and Control Persons;  Compliance With
                   Section 16(a) of the Exchange Act.                                                       16

Item 10.           Executive Compensation.                                                                  18

Item 11.           Security Ownership of Certain Beneficial Owners and Management.                          20

Item 12.           Certain Relationships and Related Transactions.                                          21

Item 13.           Exhibits and Reports on Form 8-K.                                                        24

                    Signatures                                                                              27

                                   PART I

Item 1.          Description of Business.
-------          -----------------------

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

          During the fiscal year ended April 4, 1997, there were no material developments in the Company's business.

          (b) Financial Information about Industry Segments.
              ----------------------------------------------

          The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-B.

          (c) Narrative Description of Business.
              ---------------------------------

Current Business

          The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. During fiscal 1997, the Company introduced products that provide remote access communications to corporate Local Area Networks ("LANs") and the Internet. These communication server products address the fast-growing Internet connectivity market as well as the remote communications requirements of corporations with multiple offices, remote and traveling personnel, and telecommuting. Other principal Company products are multi-port communications adapters ("subsystems") that manage the flow of data between serial devices (e.g., terminals, printers and modems) and the central processing unit ("CPU") of a host computer.

          Based on management's assessment of its current product line versus that of its competition, the Company believes that it has consistently been among the first to market with innovative technology and enhancements. The Company's remote access and multi-user connectivity products are the result of a balanced approach to hardware and software development. High performance hardware is enhanced by software that has been field proven for over 12 years.

          The remote access market is a dynamic segment of the expanding networking industry. Companies have realized that in order to stay competitive in the global marketplace, they must adopt or plan to adopt a remote access solution. According to the 1995 InfoWorld Remote Access study, 73% of employees conduct work from home after regular business hours, 48% are business travelers, 42% are from the mobile workforce such as sales and technical support personnel, 35% are telecommuters and 26% are employees in small branch offices.

          Universal remote access addresses the needs of both Internet and Intranet users. The Internet is the interconnected public global network of separate networks that are capable of passing information via a common set of Internet protocols. An Intranet is a private network based on these same Internet protocols but is protected from the public Internet by a firewall. The firewall prevents any unwanted intrusion into the network by anyone outside the firewall.

          The Internet has experienced significant growth over the last several years as indicated by the 25 fold growth in the past five years of Internet Hosts, or connected computers. It is anticipated that this growth will continue at least until the year 2000. The Intranet server market is nearly twice as large as the Internet server market. The anticipated growth in the Internet server market is 142% from 1996 to 1998 and 390% from 1998 to the year 2000 while the Intranet server market is anticipated to grow 122% from 1996 to 1998 and 404% from 1998 to the year 2000. This information was obtained from the Merrill Lynch publication "I'Net Computing" dated July 17, 1996.

          With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself during fiscal 1996 from a sales perspective to address these opportunities. These remote access products allowed the Company to compete for and obtain significant orders directly from Value Added Re-sellers ("VAR's") and large major corporations. This positioning required the Company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the 1996 fiscal year to 1,822 at the end of the 1996 fiscal year while its number of domestic distributors decreased from 14 at the beginning of the 1996 fiscal year to 6 at the end of the 1996 fiscal year. Management believes that the focus of sales of remote access products towards VAR's and major customers versus distributors is necessary because of the requirement to provide technical support for these products. While sales through distribution are made at a greater discount than through other channels, the level of support that needs to be provided to the distribution channel would be greater than to other channels and therefore not as cost effective. Conversely, customers in the VAR and major account channels are, in general, more technically competent and require a lesser degree of technical assistance. Further, management believes that margins tend to be higher with sales to VAR's than to distributors as a result of the lesser degree of discounting. Additionally, management believes that with 6 domestic distributors, it has the proper number of distributors required to go forward with its sales objectives. With the increased number of VAR's in its sales channel, management believes that the greater number provides management with a better opportunity to also meet these sales objectives. The mix of domestic distributors includes distributors that operate on both national and regional levels. The additional costs of doing business with distributors versus VAR's and major customers, such as technical support, co-op advertising and pricing discounts, support management's decision to maintain a domestic distribution customer base at its current level.

          During the 1995 fiscal year, the Company had sales of approximately $921,000 in remote access products, or 6% of net revenues. During the 1996 fiscal year, sales of remote access products grew to approximately $1,936,000, or 20% of net revenues. Sales of remote access products grew to approximately $4,394,000, or 34% of net revenues during the 1997 fiscal year. The Company estimates that during fiscal 1998, sales of remote access products will increase significantly.

          Remote access markets are addressed by both the new communication server products and traditional multi-port products of the Company. The new communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high speed serial communication devices. IntelliServer software incorporates a UNIX-like operating system and LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols and includes Radius, the de facto security utility.

          The majority of the Company's multi-port systems are intelligent devices that incorporate on-board processors, memory chips and related circuitry, which allows the multi-port subsystem to manage efficiently the flow of data to and from the host computer, relieving the host computer's CPU of most input/output ("I/O") functions and enhancing overall performance.

          The Company's multi-port products are now available on today's most popular computer platforms (new PCI compatible systems, ISA systems (IBM PC AT-compatible), EISA-compatible and IBM Micro Channel-compatible systems) and a large number of industry-standard operating systems (SCO UNIX, Unixware, Solaris, UNIX derivatives, Xenix, Microsoft WindowsNT, IBM OS/2, DOS and Multi-User DOS and Novell Netware and Linux).

          The Company currently offers five families of multi-port products with widespread industry name recognition: ValuePort, IntelliPort II, IntelliPort II EXpandable, IntelliCluster and the new high speed PowerRack Port solution. These products, combined with the IntelliServer communication server products, are currently marketed to distributors, systems integrators, value-added resellers ("VARs") and large volume end-users. Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

          To serve these OEM customers, a company in the connectivity industry must:

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

          The IntelliServer products utilize workstation caliber hardware and a sophisticated UNIX-like operating system and industry standard Ethernet TCP/IP networking protocols. Ethernet TCP/IP networks are the standard for Unix and Internet networking. Internet access, remote access, and network routing are among the faster growing network market segments. In addition to remote and Internet access, the IntelliServer allows traditional serial devices, such as those used with the Company's multi-port products, to interface and communicate over Local Area Networks.

          Both SlimLine and the new PowerRack models are available in the IntelliServer product family. The PowerRack provides high performance with the convenience of a rack mount/table top enclosure. Serial port bit rates up to 921,600 bits per second on all serial channels meet and exceed the most demanding throughput requirements using V.34 modems and/or ISDN links. The SlimLine offers an attractive table top or wall mount enclosure. Both models are expandable from the initial 16 ports up to a total of 64 serial ports, can be connected directly to a Ethernet TCP/IP LAN, or can be booted independently and operated as a stand alone unit. The recent introduction of automated set up has resulted in a significant increase in the use of the IntelliServer product among the Internet Service Provider community.

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

          The Company's multi-port products currently consist of:

          .    ValuePort - economical 4-port solutions for ISA/EISA computers.
               ---------

          .    IntelliPort II - high-performance 4-port and 8-port solutions for
               --------------
               EISA, and Micro Channel computers.

          .    IntelliPort II EXpandable - scaleable high-performance 16 to 64
               -------------------------
               port subsystems for PCI, ISA, EISA, and Micro Channel computers.

          .    IntelliCluster - scaleable long-distance 16 to 1,024 multi-port
               --------------
               subsystems for organizations with widely distributed workgroups forPCI and ISA/EISA computer systems.

          .    IntelliPort III - PowerRack Port - scaleable rack mounted 16 to
               ---------------
               64 port subsystem providing one of the industry's highest throughput speeds of up 921 Kbps on all 64 ports.

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

          The IntelliPort II and IntelliPort II EXpandable products include several features that are popular with users. These features include menu-driven installation and configuration for UNIX systems; 200,000 bits per second throughput; non-EXpandable 4-port and 8-port models; a modular 8 or 16-port model that can be expanded up to 64-ports; support for PCI, ISA, EISA, and Micro Channel compatible systems; downloadable "firmware" software for easy upgrades and software device drivers for a large number of different operating systems, including:

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

          IntelliPrint - allows users to route data transparently to a printer connected to a terminal's "AUX" (auxiliary) port. Printing does not interfere with active host sessions on the terminal.

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

          The new IntelliPort III PowerRack port includes all features included with the IntelliPort II family plus the option of a rack mountable chassis and increased throughput speeds of 921 Kbps on all 64 ports. Drivers that are currently used with the IntelliPort II products can be used with the IntelliPort III products

          The new PowerSurfer is believed to be the world's fastest ISDN modem on the market today. Using integral compression, the ISDN BRI modem can support data rates up to 512 Kbps. Correspondingly, the serial interface supports bit rates up to 921.6 Kbps, to ensure the asynchronous serial line does not slow the ISDN link. When used with the Computone IntelliServer PowerRack, which also supports 921 Kbps, the full ISDN bandwidth can be utilized. The PowerSurfer will maximize the use of ISDN BRI links, by providing the latest in ISDN and serial technology. This product is optimum for corporate networks and Internet Service providers who now demand the fastest internet access for their dial-in users.

          The new PowerGate is a low-cost, high speed serial card which management believes will be introduced in conjunction with the release of the PowerSurfer. When installed in remote P.C's, this single and two port serial card will allow remote users a connection of up to 921 Kbps to an ISDN BRI line via a Computone PowerSurfer while avoiding the potential bottleneck that may occur with a slower serial interface on a P.C. A complete Computone solution of a PowerGate serial card connected to a PowerSurfer across a BRI ISDN line to a Computone PowerRack provides one of the industry's fastest remote access connections currently available today.

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

Marketing

          To accommodate the evolving computer systems marketplace, the Company has established sales channels through distributors, VARs, ISP's (internet service providers), dealers, computer systems integrators, sophisticated end users, OEM's and major government agencies. These distribution channels make the Company's products available to the entire computer marketplace.

          Customers for the Company's products are located throughout the world. During the Company's 1997 fiscal year, approximately 70% of the Company's revenues from continuing operations were generated in the United States. Sales in the United States represented 67% of revenues from continuing operations for the Company's 1996 fiscal years.

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

          The Company's competition comes from: (i) other manufacturers of remote access and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers and (iii) LAN device manufacturers. The products manufactured by the Company and by each of its competitors vary in capability, function and performance. Trends in new microcomputer technology, especially with regard to a process known as memory caching, a relatively inexpensive method of faster access to greater amounts of internal computer memory, thus maximizing overall performance, have rendered many of the Company's (as well as its competitors') older products incompatible with certain configurations of new computers coming into the market. In response to the changing technology, the Company implemented a design and production program addressing full compatibility with this new technology, resulting in the production of its "I/O-mapped" architecture, ValuePort, IntelliPort II, IntelliPort II EXpandable and IntelliCluster products. In response to the current trend of telecommuting and having remote access to a corporate network, the Company implemented the IntelliServer product line. The latest addition to its line, the PowerRack version, meets and exceeds the requirements for the latest remote access technology with serial port bit rates up to 921.6 kbps on each of its 64 (PPP) lines.

          The Company expects its competitors to continue to improve the design and performance of their products. As is typical with the Company's competitors, the Company does not hold any patents on its products and relies principally on its ability to innovate to remain competitive. However, the Company has embarked on an aggressive program to lower the cost of its products and prevent unauthorized duplication by creating and integrating new application-specific integrated circuit ("ASIC") high-density chips for use in current and future products. Although the Company believes that it offers products with price and performance characteristics competitive with, and in certain instances, superior to, those offered by its competitors, there can be no assurance the Company will be able to develop enhanced products or new technology to maintain its competitive position.

          The trends in new microcomputer technology combined with the Company's competitors continuing to improve the design and performance of their products has caused the Company to review continually its reserve for obsolescence of inventory components. While the Company experienced an increase in inventories of approximately $1,955,000 during the 1997 fiscal year, this increase can be attributed to the receipt of planned-phase purchases pertaining to the anticipated receipt of a substantial purchase order from a major customer and recurring monthly orders from a major OEM. The Company increased its inventory reserve by $19,000 to $400,000 at April 4, 1997 and believes that its reserve for excess and obsolete inventory components is adequate.

Export Sales

          The Company's net revenues include approximately $3,836,000 and $3,170,000 from customers located outside the United States, primarily in Europe, Central and South America and the Asia-Pacific region, for the years ended April 4, 1997 and April 5, 1996 . All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers

          During the 1997 and 1996 fiscal years, the Company's largest customer was Wal*Mart with product sales of approximately $844,000 or 7% of product sales and approximately $1,639,000 or 17% of product sales, respectively.

Research and Development

          During fiscal years 1997 and 1996, the Company's research and development expenditures were $1,020,000 and $1,038,000. In addition, for fiscal years 1997 and 1996, the Company capitalized $215,000 and $262,000 of software development costs.

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

     The Company holds source code software licenses for both AT&T UNIX and Microsoft XENIX multi-user operating systems. These licenses are valuable in providing the software drivers that are required to interface with multi-user operating systems which utilize the Company's intelligent controllers. In addition, the Company is an SCO authorized developer, a Hewlett-Packard software supplier, an authorized UNIVEL developer, an authorized Novell developer and a participant in Sun Microsystem's "Catalyst" and Solaris development programs. The Company also holds a source code license for CSI's Access/SNA Nucleus II and Access/SNA 3270. The licenses are non-exclusive and subject to renewal on a periodic basis. While the continued availability of such licenses cannot be assured, they are generally granted to manufacturers of computer peripheral products and software developers.

Employees

     At April 4, 1997, the Company had 70 full-time employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Other

     Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.        Description of Properties.
-------        -------------------------

     The Company's manufacturing and research and design facilities are currently located in a 26,450 square foot building in Roswell, Georgia, which it has occupied since April 1988. The principal lease for those facilities expires November 30, 1997 and has an average annual rent expense of approximately $240,000. The Company believes that its facilities and equipment are well maintained, in good operating order and sufficient for its current needs. The Company signed a 10-year lease for a new 22,400 square foot, more efficiently designed facility, near to its current facility, which management believes can reduce the Company's overall occupancy costs. The relocation will occur in October of 1997. The average annual rent expense for this new facility will be approximately $178,000.

Item 3.        Legal Proceedings.
-------        -----------------

     The Company is not a defendant in any material pending legal proceedings.

Item 4.        Submission of Matters to a Vote of  Security Holders.
-------        ----------------------------------------------------

     Not applicable.

                                    PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.
------         --------------------------------------------------------

        (a)    Market Information.
               ------------------

     The following table sets forth for each period indicated the high and low closing sale prices for the Common Stock, as reported by the National Association of Securities Dealers, Inc. (the "NASD").

                       Year ended April 4, 1997     Year ended April 5,  1996
                       ------------------------     -------------------------

                        High               Low        High              Low
                        ----               ---        ----              ---
1st Quarter            $3.06             $1.88       $3.00            $2.00
2nd Quarter             6.25              1.38        2.38             1.41
3rd Quarter             9.63              4.75        2.56             1.13
4th Quarter             7.75              4.00        3.75             1.88

        (b)    Holders.
               -------

     As of April 4, 1997, the Company had approximately 1,400 holders of record of the 6,712,074 shares of Common Stock then outstanding.

        (c)    Dividends.
               ---------

     The Company has never declared or paid dividends on its Common Stock. The Company has recorded a liability in the amount of approximately $29,000 for all of the accrued but unpaid dividends on the Series D Convertible Preferred Stock from the date of issuance thereof through the date of conversion, December 20, 1995.

Item 6.        Management's Discussion and  Analysis or Plan of Operation.
-------        -----------------------------------------------------------

Introduction
------------

     The comparative information contained herein includes results of operations for the Company's continuing businesses. Certain previous components of the Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.

Results of Operations
---------------------

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

     During the 1997 fiscal year, the Company had net income of approximately $49,000 compared to a net loss of approximately $2,307,000 during fiscal 1996 as discussed more fully below. This difference can be attributed primarily to the $3,233,000 million, or 33%, increase in revenues during fiscal 1997. The Company has successfully made the transition of its sales focus towards the higher growth opportunities in the Internet and Intranet marketplace and as a result, was able to secure a number of significant orders directly from VAR's and major corporations. During the 1997 fiscal year, the Company has been able to add to its direct domestic VAR sales channel and has maintained the same number of domestic distributors (6) as in the prior year.

     The Company still believes that there are significant growth opportunities in the remote access area and because of the requirement to provide a greater level of support for these products, sales of these products should be primarily directed towards VAR's and large major customers, most of which have an in-house technical support staff. While sales through the distribution channels are made at a greater discount than through other channels, the level of support required would be greater and ultimately not as cost-effective.

     During the 1997 fiscal year, the Company had sales in remote access products of approximately $4,393,000, or 34% of net revenues, compared to sales during fiscal 1996 of approximately $1,936,000, or 20% of net revenues.

     Revenues for fiscal 1997 totaled approximately $12,898,000 compared to $9,665,000 for fiscal 1995, an increase of $3,233,000, or 33%. This increase can be attributed primarily to the $2,457,000, or 127%, increase in sales of remote access products. Sales of other products increased during fiscal 1997 by $776,000, or 10%, compared to fiscal 1996. Net sales to domestic distributors increased approximately $869,000, or 62%, from $1,407,000 in fiscal 1996 to $2,276,000 in fiscal 1997. This increase can be attributed to the Company's efforts to monitor more closely the inventory levels at domestic distributors and to keep them closer in line with what their monthly point of sale ("POS") totals averaged. As a result, returns from domestic distributors decreased by $1,109,000 during fiscal 1997 from $1,511,000 in fiscal 1996 to $402,000 in fiscal 1997. Net sales to VAR's were approximately $4,724,000 during fiscal 1997 compared to $2,091,000 during fiscal 1996, an increase of $2,633,000, or 126%. This increase can be attributed to the Company's sales strategy, initiated during fiscal 1996, which focused on increasing direct sales versus sales through distribution. Net sales in the Asia Pacific region were approximately $927,000 during fiscal 1997 compared to $198,000 in fiscal 1996, an increase of $729,000, or 368%. This increase can be attributed to an increase in sales of synchronous communications products and remote access products. Net sales to international distributors were $2,912,000 in fiscal 1996 compared to $2,909,000 in fiscal 1997. Net sales to OEM's and major accounts were down from $2,855,000 in fiscal 1996 to $1,480,000 in fiscal 1997, a decrease of $1,375,000, or 48%. This decrease can be attributed to the installation delay within a division of a major customer along with the delay in the installations being scheduled for a major customer of an OEM. The Company currently has available stock in its inventory to meet the demand of this major account and OEM upon the receipt of the purchase orders from these customers.

     In addition, during fiscal 1997, the Company announced a new distribution relationship with Capella Worldwide Networking, a leading independent supplier of remote access products and services to the Internet Service provider (ISP) market. This new revenue source provided sales of approximately $580,000 during fiscal 1997. The Company also shipped, during the fourth quarter, approximately $1,287,000 to Capella per the terms of a non-cancelable, non-returnable purchase order received on January 7, 1997. The revenue and costs associated with these shipments were not recognized during the fiscal year because as of June 19, 1997, Capella had not yet paid for, or sold through, the products received during the fourth quarter of fiscal 1997. The Company will recognize revenue on these fourth quarter shipments as Capella pays for the products that they sell. The Company and Capella are continuing to monitor the best methods possible for the sale and "pull through" of the inventory that Capella has on hand.

     Cost of products sold for fiscal 1997 totaled $7,484,000 compared to $6,640,000 for fiscal 1996 or 58% of product sales (42% gross margin) in fiscal 1997 versus 69% of product sales (31% gross margin) in fiscal 1996. This decrease in cost of goods sold as a percentage of product sales can be attributed primarily to a reduction in raw materials costs resulting from the Company's continuing efforts to outsource the majority of its production. Raw material costs as a percentage of net revenues decreased from 57% in fiscal 1996 to 49% in fiscal 1997 as the Company was able to negotiate cost reductions from major suppliers while placing orders for increased quantities of goods. The remaining increase in margin can be attributed to a reduction in fixed manufacturing overhead expenses. Management believes that the gross margin attained in fiscal 1997 is more closely in line with what the Company typically expects to generate.

     Selling, general and administrative ("S,G & A") expenses for fiscal 1997 totaled approximately $4,215,000 compared to $3,934,000 for fiscal 1996. This was an increase of $281,000 or 7% from the prior fiscal year but as a percentage of revenues, S,G&A expenses decrease from 41% of revenues in fiscal 1996 to 33% of revenues in fiscal 1997. This decrease as a percentage of revenues can be attributed to the Company's continuing efforts to reduce operating costs along with its ability to increase the productivity of the infrastructure in place.

     Product development costs charged to expense for fiscal 1997 totaled approximately $1,065,000, or 8%, of product sales compared to approximately
$1,294,000, or 13%, of product sales for fiscal 1996.   This decrease of
$229,000 can be attributed primarily to the accelerated amortization, during fiscal 1996, of capitalized development costs that were incurred prior to fiscal 1994.

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

     During fiscal 1996, the Company had a net loss of approximately $2,307,000 compared to income from continuing operations of approximately $126,000 during fiscal 1995. This difference can be attributed to a decrease in net revenues of approximately $4,900,000 and a decrease in margins for certain products sold as a result of the Company's efforts to enter the market for remote access products. With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself from a sales perspective to take advantage of these opportunities. These remote access products allowed the company to compete for and obtain significant orders directly from VAR's and major corporations. This positioning required the Company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the fiscal year to 1,822 at the end of the fiscal year while its number of domestic distributors decreased from 14 at the beginning of the fiscal year to 6 at the end of the fiscal year.

     The remote access market is a dynamic segment of the networking industry. Companies have realized that in order to stay competitive in the global marketplace, they must either adopt or plan to adopt a remote access solution. According to the 1995 InfoWorld Remote Access study, 73% of employees conduct work from home after regular business hours, 48% are business travelers, 42% are from the mobile workforce such as sales and technical support personnel, 35% are telecommuters and 26% are employees in small branch offices.

     With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself from a sales perspective to take advantage of these opportunities. These remote access products allowed the company to compete for and obtain significant orders directly from "VAR's" and major corporations. This positioning required the company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the fiscal year to 1,822 at the end of the fiscal year while its number of domestic distributors decreased from 14 at the beginning of the fiscal year to 6 at the end of the fiscal year. Management believes that the focus of sales of remote access products towards VAR's and major customers versus distributors is necessary because of the requirement to provide technical support for these products. While sales through the distribution are made at a greater discount than through other channels, the level of support that needs to be provided to the distribution channel would certainly be greater than to other channels and therefore not as cost effective. Conversely, customers in the VAR and major account channels are, in general, more technically competent and require a lesser degree of technical assistance. Further, management believes that margins tend to be higher with sales to VAR's than to distributors as a result of the lesser degree of discounting. Additionally, management believes that with 6 domestic distributors, it has the proper number of distributors required to go forward with its sales objectives. With the increased number of VAR's in its sales channel, management believes that the greater number provides management with a better opportunity to also meet these sales objectives. The mix of domestic distributors includes distributors that operate on both national and regional levels. The additional costs of doing business with distributors versus VAR's and major customers, such as technical support, co-op advertising and pricing discounts, support management's decision to maintain a domestic distribution customer base at its current level.

     During the 1995 fiscal year, the Company had sales of approximately $921,000 in remote access products, or 6% of net revenues. During the 1996 fiscal year, sales of remote access products grew to approximately $1,936,000, or 20% of net revenues.

     As a result of these transitions, revenues for fiscal 1996 totaled approximately $9,665,000 compared to $14,550,000 for fiscal 1995, a decrease of $4,885,000 or 34%. This decrease can be attributed to a reduction in domestic and international distribution sales, domestic OEM sales and one major international OEM. Domestic and international distribution net sales decreased $3,800,000 and $800,000, respectively. Net sales to domestic OEM's decreased $1,700,000 as a result of three government contracts being completed during the 1995 fiscal year and not being replaced with new contracts. Net sales to one major international OEM decreased by $1,300,000 when they decided to cease business operations involving high end UNIX platforms. The Company was able to increase net sales during fiscal 1996 to VAR's by approximately $800,000 and to major accounts by almost $2,000,000 by increasing the number of customers in the sales channel, providing sales discounts and through the sale of the Company's remote access products, which increased from approximately $900,000 in fiscal 1995 to over $1,900,000 in fiscal 1996. Fiscal 1996 revenues were unfavorably affected in the amount of $333,000 by sales which were ready for shipment but did not get shipped prior to the Company's year end, due to the Good Friday holiday, and were shipped on the first day of fiscal 1997.

     Cost of products sold for fiscal 1996 totaled $6,640,000 compared to $8,816,000 for fiscal 1995 or 68.7% of product sales in 1996 versus 60.6% of product sales in fiscal 1995. This increase in cost of goods sold as a percentage of net revenues can be attributed to a reduction of 5.86% in unburdened margins in fiscal 1996. These decreases can be attributed primarily to shifts in product mix, reduced selling prices on certain of the Company's products during its transition from selling through the distribution channels to selling direct and, to a lesser extent, raw materials price increases. Also, the Company was not able to reduce its fixed manufacturing costs during the 1996 fiscal year and as a result, when coupled with the significant decrease in revenues, these costs increased from 7.25% of net revenues in fiscal 1995 to 8.61% in fiscal 1996. The Company has been able to continue to reduce its direct labor costs through outsourcing, which is currently 70% of the Company's production, and as a result, direct labor as a percentage of net revenues decreased by .96% from fiscal 1995 to fiscal 1996. In reviewing the components of its inventory with respect to future utilization, the Company increased its allowance for excess and obsolete inventory in fiscal 1996 by approximately $170,000, or 1.74% of net revenues, to a total of $381,000.

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


Liquidity and Capital Resources
-------------------------------

     During fiscal 1997 and fiscal 1996, the Company's primary source of cash has been funds provided by the Company's financing activities. The Company's results of operations improved significantly during fiscal 1997 compared to fiscal 1996, however, increases primarily in inventory levels during fiscal 1997, discussed below, resulted in cash being absorbed by operating activities in the amount of $914,000 during fiscal 1997.

     In response to the Company's liquidity needs, the Company entered into a financing arrangement with Heller Financial, in June 1997, to provide a term loan in the amount of $254,000 which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. As of June 20, 1997, $1,400,000 was available for borrowing under the term loan and line of credit, of which, $400,000 was used to payoff the then remaining balance on the existing note payable to bank with the remaining $1,000,000 available to the Company for the working capital purposes. The Company believes that the working capital provided by Heller Financial, together with anticipated funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company had no plans for any major capital improvements. Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

     The Company is attempting to raise between $1,000,000 and $1,500,000 in additional operating capital through a private placement offering for its common stock. The net proceeds from the private placement are expected to be used primarily to fund the Company's anticipated growth over the next 24 to 36 months. The Company is cautiously optimistic that it will be able to raise these funds, however, there can be no assurance that the private placement offering will be successful or that the anticipated amount of proceeds will be obtained. Should the Company be unable to raise the additional capital, the Company will be limited in its ability to achieve its operating objectives over the next 24 to 36 months.

     Fiscal 1997 Compared to Fiscal 1996

     Cash used in operating activities amounted to $914,000 during fiscal 1997 compared to cash used in operating activities of $199,000 during fiscal 1996. The increase in cash used in operating activities in the amount of $715,000 can be attributable primarily to the $1,904,000 increase in inventories during 1997. This $1,904,000 increase in inventory can be attributed to $650,000 of inventory shipped to a customer during the fourth quarter for which revenue recognition has been deferred, pending payment and sell-through of this inventory by the customer, as well as approximately $700,000 of purchases of materials required to complete the deliveries during the first half of fiscal 1998 associated with the non-cancelable, non-returnable purchase order received in January 1997 along with the acquisition of approximately $600,000 in components required for the anticipated purchase order from one of the Company's largest customers. This purchase order was not received until June 1997. The 1997 changes in working capital items include an increase in accounts receivable of $(1,094,000) and an increase in prepaid expenses of $88,000. The foregoing uses of cash during the fiscal year were partially offset by the cash provided from the $(669,000) increase in payables and accrued liabilities.

     Cash used in investing activities amounted to an outflow of $437,000 during fiscal 1997 compared with an outflow of $336,000 for fiscal 1996. The increase in net cash outflow in fiscal 1997 compared to fiscal 1996 can be attributed to the increase in capital expenditures during fiscal 1997.

     Cash provided by financing activities amounted to $1,296,000 during fiscal 1997 versus cash provided by financing activities of $381,000 during fiscal 1996. The Company raised approximately $1,400,000 through a private placement and an additional $250,000 through a shareholder loan. The Company repaid approximately $547,000 in debt during the fiscal year.

    Working capital amounted to $2,523,000 at April 4, 1997 compared to $806,000 at April 5, 1996, an increase of $1,717,000. The ratio of current assets to current liabilities at April 4, 1997 was 1.60 to 1.00 compared to 1.18 to 1.00 at April 5, 1996. The increase in working capital was attributable to the increase in receivables and inventories.

     Fiscal 1996 Compared to Fiscal 1995

     Cash used in operating activities amounted to $199,000 during fiscal 1996 compared to cash provided by operating activities of $1,108,000 during fiscal 1995. The decrease in cash provided by operating activities in the amount of $1,307,000 can be attributable primarily to the $2,275,000 loss from continuing operations during 1996 compared to $126,000 in income from continuing operations during 1995 and was partially offset by favorable changes in working capital items during 1996 compared to 1995. The 1996 changes in working capital items include a reduction in accounts receivable of $1,403,000, while inventories increased by $670,000.

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

Capital Expenditures
--------------------

     The Company does not plan any major capital expenditures in the foreseeable future.

Impact of  Inflation
--------------------

      Management believes that inflation has not had a material effect on the Company's operations.

Recent Accounting Pronouncements
--------------------------------

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets being disposed of." which provides guidance on how long and when impairment losses are recognized on certain long-lived assets. The statement requires that long-lived assets and certain identifiable intangibles and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that the asset be reported at the lower or carrying amount, or the fair market less cost to sell. This statement, which was adopted by the Company for its fiscal year commencing on April 6, 1996, did not have a material impact on operating results.

     The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation." for which the Company adopted the reporting requirement during its fiscal year commencing on April 6, 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its effects on net income and earnings per share in the notes to their financial statements. The Company has recognized this value by disclosing its effects in the notes to the financial statements.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this Standard is not expected to impact the Company's consolidated financial statements.

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." The new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its results during the second-half of fiscal 1998. The Company does not expect that the adoption of this Standard will have a material effect on the presentation of its earnings (loss) per share.

Securities Litigation Reform Act
--------------------------------

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements that involve risk and uncertainties, including but not limited to (I) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 7.        Financial Statements.
-------        ---------------------

     The financial statements and supplementary data required by this Item are set forth at the pages indicated in Part IV, Item 14(a), of this Form 10-KSB Annual Report.

Item 8.        Changes In and Disagreements With Accountants On Accounting and
-------        ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

            None

                                   PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
------    --------------------------------------------------------------
          Compliance with Section 16 (a) of the Exchange Act.
          --------------------------------------------------

     The following information regarding Company's directors is based, in part, on information furnished by these individuals.

     (a)  Identification of Directors.
          ---------------------------

                                                                                             Director
     Name                      Age                     Position With Company                   Since
     ----                      ---                     ---------------------                   -----
Richard A. Hansen              56            Chairman of the Board and a Director               1992
Thomas J. Anderson             51            President and Chief Operating Officer since
                                                   November 3, 1992 and President and
                                                   Chief Executive Officer since April 25,
                                                   1996 and a Director                          1993
William C. Lovely              42            Director                                           1993
John D. Freitag                68            Director, Chairman of the Board and Chief
                                                   Executive Officer until April 25, 1996       1992

     The Board of Directors currently does not have an Executive Committee, a Nominating Committee or a Compensation Committee, but intends to create such committees and appoint members thereof following the election of directors at the Company's 1997 annual meeting of stockholders. An audit committee consisting of Mr. Hansen and Mr. Lovely was created during the 1997 fiscal year.

     The directors of the Company do not receive any compensation for serving in such capacity. Following the Company's 1997 Annual Meeting of Stockholders, the Company intends to follow the practice of annually granting each director an option to purchase shares of the Company's Common Stock. Each such option would be exercisable for a period of ten years at the market price of the Company's Common Stock on the date of the grant.

     Information regarding the principal occupations of each director of the Company during the past five years follows. Each director holds office until the next annual meeting of stockholders and until his successor is elected. Pursuant to a December 20, 1995 agreement among the Company, Mr. Hansen, Mr. Anderson, Mr. Lovely and Mr. Freitag, among others, three of the directors to be elected at the Company's 1997 annual meeting of stockholders will be designated by Mr. Hansen, three will be designated by Mr. Anderson, one will be a person mutually acceptable to the three Hansen designees and the three Anderson designees and Mr. Freitag will not stand for reelection.

     Mr. Hansen was elected Chairman of the Board on April 25, 1996 and has been an executive officer, director and principal stockholder of Pennsylvania Merchant Group, Ltd, an investment banking firm, since November 1986. Mr. Hansen is also a director of UltraLife Batteries, Inc., a manufacturer of lithium batteries, and of a number of private companies.

     Mr. Anderson has been Chief Executive Officer since April 25, 1996 and has been President of the Company since November 3, 1992. From November 1990 to November 3, 1992, Mr. Anderson was Managing Director of CYMA Systems, Inc.

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

     (b)  Identification of Executive Officers.
          ------------------------------------

     The following are the executive officers of the Company, exclusive of those for whom information is provided in the previous section of this Item 10, as of June 17, 1997:

                                                                                      Position
Officer                  Age               Position With Company                        Since
-------                  ---     ------------------------------------------           ---------
Gregory A. Alba          37      Vice President, Finance and Administration
                                     and Chief Financial Officer                        1996
Duncan E. Hume           37      Vice President, International Sales                    1994
Brian D. Kretschman      46      Vice President, North American Sales                   1996

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

     (c)  Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires that the officers, directors and persons who own more than 10% of a class of equity securities of a corporation, such as the Company, which has a class of equity securities registered under Section 12 of the 1934 Act file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation, the Securities and Exchange Commission ("SEC") and the NASD. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders (the "Reporting Persons"), and the Company's review of the monthly statements of ownership changes filed with the Company by its Reporting Persons during the fiscal year ended April 4, 1997, the Company believes that all such filings by its Reporting Persons required during such fiscal year were made on a timely basis.

Item 10. Executive Compensation
-------------------------------

The following table sets forth the compensation paid by the Company during each of the three fiscal years ended April 4, 1997, April 5, 1996 and April 7, 1995 for services rendered in all capacities to the Company's Chief Executive Officer and its four other most highly compensated executive officers whose compensation exceeded $100,000 in the fiscal year ended April 4, 1997.

                          Summary Compensation Table
                          --------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                                      Awards
---------------------------------------------------------------------------------------------------------------------------
        (a)                (b)        (c)            (d)             (e)           (f)              (g)           (h)
                                                                   Other                         Securities
      Name and                                                    Annual        Restricted       Underlying    All Other
      Principal                                                   Compen-         Stock           Options/      Compen-
       Position           Year     Salary ($)      Bonus ($)     sation ($)    Awards(s) ($)     SARS (#)      sation ($)
---------------------------------------------------------------------------------------------------------------------------
Richard A. Hansen         FY97     $       -       $      -       $      -      $      -             -         $      -
Chairman of the           FY96             -              -              -             -             -                -
Board                     FY95             -              -              -             -             -                -


Thomas J. Anderson,       FY97     $    130,000    $    36,157    $      -      $      -             -         $      -
President and Chief       FY96          122,500         13,350           -             -          100,000             -
Executive Officer         FY95          140,887         50,000           -             -           50,000             -


Duncan E. Hume,           FY97     $    106,082    $      -       $      -      $      -             -         $      -
Vice President -          FY96          101,750           -              -             -             -                -
International Sales       FY95          101,817           -              -             -             -                -

---------------------------------------------------------------------------------------------------------------------------

                       Option Grants in Last Fiscal Year
                       ---------------------------------

                 Individual Grants                               Option Term
---------------------------------------------------------   --------------------
     (a)            (b)            (c)            (d)                (e)

                 Number of      % of Total
                 Securities      Options
                 Underlying    Granted to     Exercise or
                  Options     Employees in    Base Price         Expiration
     Name        Granted (#)   Fiscal Year    ($ /share)           Date
     ----        -----------   ------------   ---------            ----
None






                Aggregated Option Exercises in Last Fiscal Year
                -----------------------------------------------
                       and Fiscal Year End Option Values
                       ---------------------------------

                                                                                           Value of
                                                                      Number of           Unexercised
                                                                Securities Underlying    In-the-Money
                                                                Unexercised Options/    Options/SARs at
                                                                 SARs at Fiscal Year      Fiscal Year
                                                                      End (#)               End ($)
                                Shares                                -------               -------
                              Acquired on      Value               Exercisable /        Exercisable *  /
Name                          Exercise (#)   Realized ($)          Unexercisable        Unexercisable
----                          -----------    -----------        ---------------------   ----------------
Thomas J. Anderson                 -             -                  150,000 /  -           168,000 / 0

Gregory A. Alba                    -             -                  7,184 / 11,093       8,082 / 12,480

Duncan E. Hume                   5,000        25,850                 32,000 /  -            36,000 / 0

Brian D. Kretschman                -             -                  8,167 / 14,667       9,229 / 16,500



*  Market price at April 4, 1997 was $5.13 per share.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
--------    --------------------------------------------------------------

     The following table sets forth as of June 17, 1997 the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                                    Shares           Percent of
Name of Individual                               Beneficially        Outstanding
or Identity of Group                              Owned(1)(2)      Common Stock(2)
--------------------                             -------------     ---------------
                                                     Direct
                                                     ------
5% Holders (exclusive of Directors):
     None

Directors:
----------
William C. Lovely.....................             235,000(3)            3.50%
   Sterling, Virginia
 Richard A. Hansen....................           1,742,929(4)           25.97%
   West Conshohocken, Pennsylvania
 Thomas J. Anderson...................           1,016,000(5)           15.14%
   Roswell, Georgia
John D. Freitag.......................             250,922(6)            3.74%
   Potomac, Maryland

Executive Officers:
-------------------
  Gregory A. Alba.....................              18,277(7)             .27%
   Roswell, Georgia
  Duncan E. Hume......................              32,500(8)             .48%
   Roswell, Georgia
  Brian D. Kretschman.................              29,500(9)             .44%
   Roswell, Georgia

All directors and executive officers
 as a group (7 persons)...............           3,325,128(10)          49.54%

     (1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

     (2) Under the rules of the "SEC", a person is deemed to be the beneficial owner of securities if he has, or shares, "voting power" (which includes the power to vote, or to direct the voting of, such securities) or "investment power" (which includes the power to dispose, or to direct the disposition, of such securities). Under these rules, more than one person may be deemed the beneficial owner of the same securities. The percentage of outstanding Common Stock is less than 1% unless otherwise indicated.

     (3) Mr. Lovely may be deemed the direct beneficial owner of 10,000 shares of Common Stock, the direct beneficial owner of warrants to purchase 25,000 shares of Common Stock and the direct beneficial owner of 200,000 shares of the Company's Common Stock, or approximately 3.50% of the Company's outstanding Common Stock.

     (4) Mr. Hansen is the Chairman of the Board, a director and a principal stockholder of PMG, which owns all of the outstanding capital stock of PMGI, and an executive officer and a director of PMGI. Mr. Hansen disclaims beneficial ownership of the 275,598 shares of the Company's Common Stock owned by PMG and PMGI. Mr. Hansen owns 1,742,929 shares of the Company's Common Stock directly or approximately 25.97% of the Company's outstanding Common Stock.

     (5) Mr. Anderson is the President and Chief Executive Officer and the direct beneficial owner of 1,016,000 shares of the Company's Common Stock, which include an option to purchase 150,000 shares at an exercise price of $1.13, or approximately 15.14% of the Company's outstanding Common Stock.

     (6) Mr. Freitag may be deemed the direct beneficial owner of 250,922 shares of Common Stock, which includes options to purchase 100,000 shares at an exercise price of $2.00 per share and the direct beneficial owner of warrants to purchase 25,000 shares of Common Stock, or approximately 3.74% of the Company's outstanding Common Stock.

     (7) Mr. Alba previously held options granted in January 1995 to purchase 3,277 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Alba was also granted options to purchase 15,000 shares at $1.13 per share. Mr. Alba now holds options to purchase 18,277 shares, of which 7,184 shares are currently exercisable.

     (8) Mr. Hume previously held options granted in January 1994 to purchase 50,000 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. Mr. Hume now holds options to purchase 32,500 shares, of which 32,500 shares are currently exercisable.

     (9) Mr. Kretschman previously held options granted in May 1993 to purchase 1,667 shares of the Company's Common Stock at $3.00 per share and options granted in January 1994 to purchase 8,334 shares at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Kretschman was also granted options to purchase 22,000 shares at $1.13 per share. Mr. Kretschman now holds options to purchase 29,500 shares, of which 14,833 shares are currently exercisable.

    (10) This total excludes 275,598 shares of the Company's Common Stock beneficially owned by PMG and PMGI of which Mr. Hansen, a director of the Company, is an executive officer, a director and a stockholder.

Item 12.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

     On September 10, 1993, Jaguar, Inc. a Delaware corporation ("Jaguar"), the majority of which is owned by John D. Freitag and the remainder of which is owned by William C. Lovely, Thomas J. Ander son, John J. Murphy and Mark L. Wetzel, consummated an agreement with Abdulmohsin A. Al-Sheikh, the then record owner of all of the Brisco Investments Limited, an Isle of Man corporation ("Brisco") out standing capital stock, to purchase all of such outstanding capital stock for a purchase price of $14,100,000, payable $3,000,000 on March 31, 1996, $3,300,000 on March 31, 1997, $3,800,000 on March 31, 1988 and
$4,000,000 on March 31, 1999 in accordance with the terms of a note (the "Jaguar Note") delivered by Jaguar to Mr. Al-Sheikh. The agreement between Jaguar and Mr. Al-Sheikh provides that specified portions of the proceeds received by Jaguar from any sales of the Company's Common Stock held by Brisco are to be used to prepay any unpaid portion of the purchase price due Mr. Al-Sheikh. Each of the stockholders of Jaguar has agreed with Jaguar to assume and pay that percentage of the principal amount of the Jaguar Note as equals his percentage ownership of Jaguar (50.1% in the case of Mr. Freitag, 21.9% in the case of Mr. Lovely, 19% in the case of Mr. Anderson, 6% in the case of Mr. Murphy and 3% in the case of Mr. Wetzel) at the same time as Jaguar is required to make payments under the Jaguar Note; and has pledged to Jaguar his shares of Jaguar to secure his obligation to pay his respective portion of the Jaguar Note, under and subject to the pledge agreement referred to in the next paragraph hereof.

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

                                                                             Percentage
                                                                                 of
                                                   Number of Shares          Outstanding
    Name                                          Beneficially Owned        Common Stock
---------------                                   ------------------        ------------
Jaguar Inc.                                                66,932                1.10%
Brisco Investments                                              0                0.00
John D. Freitag                                           383,854                6.06
William C. Lovely                                         300,000                4.80
Richard A. Hansen                                       1,721,263               27.70
Thomas J. Anderson                                      1,016,000               16.00
Pennsylvania Merchant Group Ltd                           112,095                1.80
David S. Allsopp                                          200,000                3.20
Frank J. Campbell, III  and Richard A. Hansen,
 Trustees of Trust U/W  of Jane D. Campbell               150,000                2.40
Judith W. Campbell                                        150,000                2.40
Peter S. Rawlings                                         100,000                1.60
Sarah P. Rawlings                                         100,000                1.60
Joseph T. Simon and Linda D. Simon JTWROS                 100,000                1.60
William M. Simon                                          100,000                1.60

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

     (b) the delivery of notes by Thomas J. Anderson and William C. Lovely to evidence their obligation to repay to Richard A. Hansen the funds he loaned to them in respect of their purchase of the Registrant's shares, which notes would be secured by a pledge of the Company's shares purchased;

     (c) an acknowledgment that Jaguar would continue to be the owner of 66,932 shares of the Company's Common Stock;

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

     In July 1996, the parties to the December 20, 1995 letter agreement amended the agreement to (a) rescind, as of December 20, 1995 the provision granting to John D. Freitag an option to purchase 100,000 shares of the Company's Common Stock and in lieu thereof granted Mr. Freitag options to purchase 100,000 shares at $2.00 per share of which options to purchase 20,000 shares will become exercisable immediately, (b) amend the provision providing for the payment to John D. Freitag and William C. Lovely of accrued but unpaid dividends on their Series D Preferred Stock on June 30, 1996 such that the payment will be made in six equal monthly installments commencing on June 30, 1996 and (c) amend the provision containing a best efforts obligation on the part of Richard A. Hansen, Thomas J. Anderson and William C. Lovely to secure the release of John D. Freitag from his $440,000 guarantee of the Company's borrowings from NationsBank to make such obligation absolute as to the Company.

     The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis is 40% owned by two directors of the Company. During the 1997 and 1996 fiscal years, the Company made purchases of $111,000 and $67,000 at rates not in excess of those charged to other persons in arms' length transactions.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  The following documents are filed as part of this Form 10-KSB Report:

                                                                         Page
                                                                         ----
          (1) Consolidated Financial Statements:


          Report of Independent Certified Public Accountants              28

                      Consolidated Balance Sheets                         29

                      Consolidated Statements of Operations               30

                      Consolidated Statements of Cash Flows               31

                      Consolidated Statements of Stockholders' Equity     32

                      Notes to Consolidated Financial Statements          33


          (2)  Financial Statement Schedule:

                      Schedule II - Valuation and Qualifying Accounts     42

(c)  Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1(I) * Certificate of Amendment of Registrant's Certificate of Incorporation and amendments thereto

3.1(ii) *      By-laws of Registrant, as amended

4.3 *          Certificate of Designation for Registrant's Series D Preferred
               Stock

10.45 * Agreement dated as of November 3, 1992 among Registrant, Brisco Investments Limited, Pennsylvania Merchant Group Ltd and PMG Investors, Inc.

10.46 * Factoring Agreement dated as of February 8, 1993 between Registrant and Brisco Investments Limited

10.47 * Memorandum of Agreement dated as of February 8, 1993 among Registrant, Princeton Graphic Systems, Inc., Brisco Investments Limited, Flextronics Asia U.S.A., Inc. and Flextronics Singapore Pte. Ltd

10.48 * Agreement dated as of March 31, 1993 among Registrant, Pennsylvania Merchant Group Ltd, PMG Investors, Inc. and Brisco Investors Limited

10.49 * Commitment letter dated July 13, 1993 from Pennsylvania Merchant Group Ltd to provide up to $2,000,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994

10.50 * Commitment letter dated July 13, 1993 from Brisco Investments Limited to provide up to $5,000,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994

10.51 * Stock Purchase Agreement between Jaguar, Inc. and Brisco Investments Limited dated September 10, 1993

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

10.57 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd, PMG Investors, Inc. and Brisco Investments Limited

10.58 * Agreement dated as of October 1, 1993 between Registrant and Brisco Investments Limited

10.59 * Agreement dated as of October 1, 1993 between Registrant and Brisco Investments Limited

10.60 *        Agreement dated as of October 1, 1993 between Registrant and John
               D. Freitag

10.61 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd and PMG Investors, Inc.

10.62 * Agreement dated as of October 1, 1993 among Registrant, Pennsylvania Merchant Group Ltd and PMG Investors, Inc.

10.63 * Commitment letter dated December 20, 1993 from Pennsylvania Merchant Group Ltd to provide up to $800,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994/fiscal 1995

10.64 * Commitment letter dated December 20, 1993 from Jaguar, Inc. to provide up to $800,000 of financing related to potential litigation issues and working capital shortfalls during fiscal 1994/fiscal 1995

10.65 * Series D Convertible Preferred Stock and Warrant Purchase Agreement among John D. Freitag, William C. Lovely and Registrant

10.66 *        Form of Warrant to Purchase Common Stock of Registrant

10.67 *        Agreement dated as of February 15, 1994 among Registrant, John D.
               Freitag and Richard A. Hansen

10.68 * Agreement dated as of April 1, 1994 among Registrant, Pennsylvania Merchant Group Ltd, PMG Investors, Inc. and Brisco Investments Limited

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

10.72 *        Registrant's Amended and Restated Directors' Equity Incentive
               Plan

10.73 * Agreement to Release Pledged Collateral dated as of December 20, 1995 among Jaguar Inc., Richard A. Hansen and Primary Holdings Limited

10.74 * Agreement dated as of December 20, 1995 among Jaguar Inc., Computone Corporation, John D. Freitag, Thomas J. Anderson, William C. Lovely and Richard A. Hansen

10.75 *        Promissory Note dated as of December 20, 1995 of Thomas J.
               Anderson payable to Richard A. Hansen

10.76 *        Pledge Agreement dated as of December 20, 1995 of Thomas J.
               Anderson in favor of Richard A. Hansen

10.77 *        Promissory Note dated as of December 20, 1995 of William C.
               Lovely payable to Richard A. Hansen

10.78 *        Pledge Agreement dated as of December 20, 1995 of William C.
               Lovely in favor of Richard A. Hansen

10.79 * Stock Purchase Agreement dated as of December 21, 1995 between PMG Investors, Inc. and Richard A. Hansen

10.80 *        Promissory Note dated as of December 21, 1995 of Richard A.
               Hansen payable to PMG Investors, Inc.

21             Subsidiary of Registrant

23 Consent of Independent Certified Public Accountants with respect to the Company's Stock Option Plan


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

                             COMPUTONE CORPORATION


                               By:  /s/ Thomas J. Anderson
                                  ------------------------------------------
                                  Thomas J. Anderson, President,
                                  Chief Executive Officer & a Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signatures                        Capacity                                  Date
  ----------                        --------                                  ----
/s/ Richard A. Hansen              Chairman of the Board                   July 1, 1997
---------------------
Richard A. Hansen


/s/ Thomas J. Anderson             President, Chief Executive Officer      July 1, 1997
----------------------
                                   and a Director
Thomas J. Anderson                 (principal executive officer)


/s/ Gregory A. Alba                Vice President, Finance and             July 1, 1997
-------------------
                                   Administration and
Gregory A. Alba                    Chief Financial Officer
                                   (principal financial and accounting
                                   officer)


/s/ William C. Lovely              Director                                July 1, 1997
---------------------
William C. Lovely


/s/ John D. Freitag                Director                                July 1, 1997
-------------------
John D. Freitag

Report of Independent Certified Public Accountants



Board of Directors
Computone Corporation

We have audited the accompanying consolidated balance sheets of Computone Corporation as of April 4, 1997 and April 5, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the accompanying schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computone Corporation at April 4, 1997 and April 5, 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                 BDO SEIDMAN, LLP

Atlanta, Georgia
June 6, 1997, except for Notes 2 and 4(b) as to which the date is June 20, 1997.

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)

                                            April 4, 1997      April 5, 1996
                                           ---------------    ---------------
ASSETS
Current assets:
    Cash and cash equivalents              $            88    $           143
    Receivables, net                                 1,896              1,564
    Inventories, net                                 4,600              2,715
    Prepaid expenses and other                         170                 83
                                           ---------------    ---------------
Total current assets                                 6,754              4,505

Property, equipment and improvements,
 net                                                   276                523

Intangible assets, net                                 655                636

Other                                                   90                 99
                                           ---------------    ---------------

TOTAL ASSETS                               $         7,775    $         5,763
                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                $         2,647    $         1,848
    Accrued liabilities:
         Payroll                                       112                113
         Prepaid sales                                   9                214
         Professional fees                             171                 69
         Other                                         439                465
   Line of credit                                    - - -                599
   Notes payable to stockholders                       250              - - -
   Current maturities of long term debt                603                504
                                           ---------------    ---------------
Total current liabilities                            4,231              3,812

Notes payable to stockholders                          120                 20

Long term debt, less current maturities              - - -                 47
                                           ---------------    ---------------

Total liabilities                                    4,351              3,879

Stockholders' Equity
  Convertible redeemable preferred
   stock, $.01 par value; 10,000,000
     shares authorized; 0 shares issued              - - -              - - -
  Common stock, $.01 par value;
   50,000,000 shares authorized;
    6,712,074 and 6,354,911
     shares outstanding                                 67                 64
  Additional paid in capital                        43,031             41,543
  Accumulated deficit                              (39,674)           (39,723)
                                           ---------------    ---------------
Total stockholders' equity                           3,424              1,884
                                           ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'        $         7,775    $         5,763
 EQUITY
                                           ===============    ===============


       See accompanying notes to the consolidated financial statements.

                            Computone Corporation
                    Consolidated Statements of Operations
                   (in thousands except per share amounts)

                                                                            Year Ended
                                                                 ----------------------------------
                                                                   April 4, 1997      April 5, 1996
                                                                 ---------------    ---------------
Revenues:
     Product sales                                               $        12,898    $         9,665

Expenses:
     Cost of products sold                                                 7,484              6,640
     Selling, general and administrative                                   4,215              3,934
     Product development                                                   1,065              1,294
                                                                 ---------------    ---------------
                                                                          12,764             11,868
                                                                 ---------------    ---------------

Operating income (loss)                                                      134             (2,203)

Other income (expense):
     Other, net                                                               31                  8
     Interest expense - affiliates                                           (38)               (20)
     Interest expense - other                                                (78)               (92)
                                                                 ---------------    ---------------

Income (loss) before income taxes                                             49             (2,307)

     Provision for income taxes                                            - - -              - - -
                                                                 ---------------    ---------------

Net income (loss)                                                             49             (2,307)

Preferred stock dividends                                                  - - -                (32)
                                                                 ---------------    ---------------

Net income (loss) applicable to common stock                     $            49    $        (2,339)
                                                                 ===============    ===============


Earnings (loss) per common share and common equivalents          $          0.01    $         (0.36)
                                                                 ===============    ===============


Weighted average common shares and
   common equivalents outstanding                                          7,018              6,406
                                                                 ===============    ===============

       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                        Year ended
                                           ----------------------------------
                                             April 4, 1997      April 5, 1996
                                           ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss) from operations       $            49    $        (2,307)
  Adjustments to reconcile income
   (loss) from operations
     to net cash provided by (used in)
      operations:
       Depreciation and amortization                   673                968
       Provision for uncollectible
        accounts                                       762                205
       Provision for inventory reserve                  19                178
       Changes in current assets and
        current liabilities:
          Accounts receivable                       (1,094)             1,485
          Inventories                               (1,904)              (720)
          Prepaid expenses and other                   (88)                27
          Accounts payable and accrued
           liabilities                                 669                (35)
                                           ---------------    ---------------
Net cash provided by (used in)
 operations                                           (914)              (199)
                                           ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                   9                  2
   Capitalization of software costs                   (279)              (262)
   Capital expenditures                               (167)               (76)
                                           ---------------    ---------------

Net cash used in investing activities                 (437)              (336)
                                           ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                           250              - - -
  Repayment to affiliates                              (50)             - - -
  Repayment of debt - net                             (545)              (243)
  Net borrowings under lines of credit
   - others                                            150                599
  Exercise of common stock options and
   warrants                                             73              - - -
  Contribution of capital                            - - -                 25
  Issuance of common stock                           1,418                  2
  Conversion of preferred stock                      - - -                 (2)
                                           ---------------    ---------------
Net cash provided by financing
 activities                                          1,296                381
                                           ---------------    ---------------

Net increase (decrease) in cash and
 cash equivalents                                      (55)              (154)
Cash and cash equivalents, beginning of
 period                                                143                297
                                           ---------------    ---------------
Cash and cash equivalents, end of period   $            88    $           143
                                           ===============    ===============

SUPPLEMENTAL SCHEDULE FOR NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Conversion/settlement of preferred
 stock to common stock                     $         - - -    $           150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid during the year for:
        Interest                           $           116    $            92

       See  accompanying notes to the consolidated financial statements.

                             Computone Corporation
                Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amount)

                                                   Preferred Stock       Common Stock      Additional     Accumulated  Stockholders'
                                                  ----------------     ----------------
                                                   Shares    Amount    Shares    Amount  Paid-In Capital    Deficit       Equity
                                                   ------    ------    ------    ------  ---------------    -------    ------------
Balance, April 7, 1995                           200,000       2     6,207,184     62         41,517        (37,384)         4,197


 Conversion of preferred stock to common stock  (200,000)     (2)      147,727      2              0            - -              0
 Legal fee payments made by directors                - -     - -           - -    - -             26            - -             26
 Net loss                                            - -     - -           - -    - -            - -         (2,339)        (2,339)

                                                 ---------  ------   ---------- ------       ---------     ----------    ----------

Balance, April 5, 1996                                 0       0     6,354,911     64         41,543        (39,723)         1,884


 Exercise of common stock options                    - -     - -        57,163      0             73            - -             73
 Issuance of common stock                            - -     - -       300,000      3          1,415            - -          1,418
 Net income                                          - -     - -           - -    - -            - -             49             49
                                                ----------  ------   ---------- ------     -----------     ----------    ----------


Balance, April 4, 1997                                 0    $  0     6,712,074  $  67      $  43,031    $   (39,674)     $   3,424
                                                ==========  ======   ========== ======     ===========  ============     ==========

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

FISCAL YEAR END

     The Company's fiscal year ends on the first Friday in April. The fiscal year ended April 4, 1997 had 52 weeks and the fiscal year ended April 5, 1996 had 52 weeks.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Product sales are generally recognized, net of an allowance for estimated returns, when the related products are shipped to customers since the Company does not have any vendor or post-shipment support obligations with respect to its products, and collection of the resulting receivables is deemed probable by management at the shipment date.

     With respect to sales made to distributors, revenue recognition is deferred in instances in which product in the distribution channel exceeds a reasonable level as determined by management, which generally approximates a three month supply of product.

      A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment. The Company generally provides a warranty of five years on all of its products sold.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method.

     Raw materials which have no planned production life or exceed 18 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as management deems appropriate for obsolete, excess and non-salable inventories, including finished goods inventories.

     Inventories are net of a reserve for obsolete, excess and non-salable items of $400,000 and $381,000 at April 4, 1997 and April 5, 1996.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are provided by charges to operations using the straight-line method based on estimated useful lives (shorter of asset life or lease term for leasehold improvements). Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization charged to operations for the years ended April 4, 1997 and April 5, 1996 amounted to $415,000 and $450,000.

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

     Such amortization expense during the years ended April 4, 1997 and April 5, 1996 were $258,000 and $518,000; software development costs totaling $215,000 and $262,000 were capitalized during such years.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred. Research and development amounted to $1,065,000 and $1,294,000 during the years ended April 4, 1997 and April 5, 1996.

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

RECLASSIFICATION

     Certain amounts have been reclassified in the prior year's financial statements to conform with the current year.

SIGNIFICANT RISKS AND UNCERTAINTIES & USE OF ESTIMATES

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

SIGNIFICANT RISKS AND UNCERTAINTIES & USE OF ESTIMATES (CONTINUED)

different from those reported in the consolidated financial statements and the effect of such differences could be material. Management believes that as of April 4, 1997, the estimates used in the consolidated financial statements are adequate based on the information currently available.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the estimated fair values of its financial instruments approximates the carrying values of such financial instruments in all material respects. The fair value of cash and cash equivalents, receivables and short term borrowings approximate their carrying value due to their short term maturities. The fair value of long term debt approximates carrying value based on the current rates offered to the Company for similar debt.

2.   FUTURE PROSPECTS

     The Company's results of operations improved significantly during fiscal 1997 compared to fiscal 1996.

     On June 20, 1997, subsequent to the Company's fiscal year end, the Company consummated a financing arrangement which provided for a term loan in the amount of $254,000, at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, at rate of prime plus 1.25% which is collateralized by the Company's accounts receivable. As of June 20, 1997, $1,400,000 was available for borrowing under the term loan and line of credit, of which, $400,000 was used to payoff the then remaining balance on the existing note payable to bank. The remaining $1,000,000 is available to the Company for working capital purposes. The Company believes that the working capital provided by Heller Financial should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998.

     Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company had no plans for any major capital improvements. Relationships with major vendors were satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

     The Company is attempting to raise between $1,000,000 and $1,500,000 in additional operating capital through a private placement offering for its common stock. The net proceeds from the private placement are expected to be used primarily to fund the Company's anticipated growth over the next 24 to 36 months. The Company is cautiously optimistic that it will be able to raise these funds, however, there can be no assurance that the private placement offering will be successful or that the anticipated amount of proceeds will be obtained. Should the Company be unable to raise the additional capital, the Company will be limited in its ability to achieve its operating objectives over the next 24 to 36 months.

                             Computone Corporation

                  Notes to Consolidated Financial Statements



3.       OTHER BALANCE SHEET INFORMATION (IN THOUSANDS)
                                                                       APRIL 4,                          APRIL 5,
                                                                        1997                               1996
                                                                        ----                               ----
Inventories:
   Finished goods                                                       1,740                            $  880
   Work in process                                                        725                               516
   Raw materials                                                        2,135                             1,319
                                                                       ------                            ------
                                                                       $4,600                            $2,715
                                                                       ======                            ======
Property and equipment:
   Equipment                                                            3,211                            $3,046
   Furniture & fixtures                                                   396                               395
   Leasehold improvements                                                 222                               222
                                                                       ------                            ------
                                                                        3,829                             3,653
Less accumulated depreciation
    and amortization                                                    3,553                             3,140
                                                                       ------                            ------
                                                                       $  276                            $  523
                                                                       ======                            ======
Intangible assets:
   Software costs                                                       2,376                            $2,097
Less accumulated amortization                                           1,721                             1,461
                                                                       ------                            ------
                                                                      $   655                            $  636
                                                                      =======                            ======

4.       LONG-TERM DEBT AND LINE OF  CREDIT

               (a)  Long-term debt consists of the following: (in thousands)

                                                                                APRIL 4,                        APRIL 5,
                                                                                 1997                            1996
                                                                                ------                          ------
Prime plus two percent note payable to bank, principal of $13,427, plus interest, due monthly through October 1996, collateralized by accounts receivable, inventory and equipment and guaranteed by a director of the Company. In October 1996,  this note was converted into a six month,
 interest only  term loan.                                                      $- - -                            $  242

Prime plus one percent note payable to bank,  interest only payments due monthly through  April 1997 and principal due on May 12, 1997, collateralized by accounts receivable, inventory  and equipment and
 guaranteed by a director of the Company. (See Note 4b)                            500                             - - -

10% note payable to a major stockholder due July 1997                              250                             - - -

7% note payable to a major stockholder due December 1998                           200                               250

7% notes payable to two major
 stockholders due December 1999                                                     20                                20

Other, principally extended vendor                                                   3                                59
  payment plans                                                                    973                               571
                                                                                ------                            ------

Less current maturities                                                            853                               504
                                                                                ------                            ------
                                                                                $  120                            $   67
                                                                                ======                            ======

                             Computone Corporation

                  Notes to Consolidated Financial Statements

4.  LONG-TERM DEBT AND LINE OF  CREDIT (CONTINUED)


Future maturities of long-term debt are as follows (See Note 4b) (in thousands):

           1998                $853
           1999                 100
           2000                  20
           2001                 - -
           2002                 - -
           Thereafter           - -
                            -------
                            $   973
                            =======

     (b) On June 20, 1997, subsequent to the Company's fiscal year end, the Company consummated a financing arrangement which provided for a term loan in the amount of $254,000, at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, at rate of prime plus 1.25% which is collateralized by the Company's accounts receivable. As of June 20, 1997, $1,400,000 was available for borrowing under the term loan and line of credit, of which, $400,000 was used to payoff the then remaining balance on the existing
note payable to bank.   The remaining $1,000,000 is available to the Company for
working capital purposes.

5.    COMMITMENTS

      Rent payable under noncancelable long-term operating leases for real and personal property relating to continuing operations is as follows (in thousands):

           1998          $  262
           1999             199
           2000             200
           2001             189
           2002             194
           Thereafter     1,035
                         ------
                         $2,079
                         ======

      Rent expense relating to continuing operations amounted to $238,000 and $288,000 for the years ended April 4, 1997 and April 5, 1996.

6.    INCOME TAXES

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

                             Computone Corporation

                  Notes to Consolidated Financial Statements


6.    INCOME TAXES (CONTINUED)

      The components of deferred tax liabilities and deferred tax assets are as follows (in thousands):

                                       1997                              1996
                                     ---------                        ----------
Deferred tax liabilities:
  Software costs                     $    213                         $     221
  Depreciation                            - -                                40
                                     --------                         ---------
Total deferred tax liabilities            213                               261
                                     ========                         =========

Deferred tax assets:
 Allowance for doubtful accounts           97                               112
 Depreciation                                                                 7
 Inventory reserves                        21                                32
 Other accrued expenses                   134                               227
 Net operating loss carryforwards       9,885                            10,053
 Valuation allowance                  ( 9,931)                         ( 10,163)
                                     --------                         ---------
Total deferred tax assets                 213                               261
                                     ========                         =========

      As a result of the existing net operating loss carryforwards, no current provision for income taxes was required for the year ended April 4, 1997.

      The statutory federal income tax rate differed from the effective income tax rate as follows:

                                                  1997          1996
                                                ---------     --------
Statutory tax rate                                     34 %   (   34 ) %
State tax rate, net of  federal tax benefit             4     (    4 )
Effect of utilization of net operating losses
and in deferred tax asset valuation allowance         (38)        38
                                                ---------     --------
                                                      - - %      - -   %
                                                =========     ========


7.    PREFERRED STOCK

      In January 1994, the Company's former Chairman and another member of the Board of Directors contributed a total of $400,000 in cash and were issued a total of 200,000 shares of Series D Preferred Stock and warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.75 per share. The shares of Series D Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock at $2.75 per share subject to adjustment for certain changes in the Company's capitalization, including stock splits, stock dividends, consolidations, mergers and combinations, or upon certain dilutive issuances of shares of Common Stock or securities convertible or exchangeable or exercisable for shares of Common Stock, directly or indirectly.

      On December 20, 1995, the Company's former Chairman and a member of the Board of Directors exercised their right to convert the Preferred Stock into 150,000 shares of Common Stock. The Company has accrued but not paid $29,000 of the total dividends on the Series D Convertible Preferred Stock from the date of issuance thereof to the date of conversion.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

8.    STOCK OPTIONS AND WARRANTS

      The Company has a non-qualified equity incentive plan, under which a committee of the Board of Directors is authorized to grant key employees, including officers and directors options to purchase the Company's Common Stock. Options are exercisable at a price ranging from $1.13 to $2.00 per share. The options generally become exercisable 33 1/3% per year over a three year period from the date of the grant and the options generally expire five years from the date of the grant. Five hundred thousand shares of Common Stock have been reserved for issuance under the equity incentive plan.

      The following  tables summarize activity on stock options and warrants:

                                         Stock Options                       Warrants
                                         -------------                       --------
                                 Number of     Weighted average       Number of     Weighted average
                                  Shares        Exercise Price         Shares        Exercise Price
                                  ------        --------------         ------        --------------
Outstanding at April 7, 1995      428,879      $3.00 to 53.25         156,671       $2.75 to $10.50
Granted                           157,000       1.13                   24,243        3.50
Exercised                             ---        ---                      ---         ---
Forfeited or canceled            (192,493)      3.00 to  3.25        ( 20,834)       3.00
                                 ---------                            --------

Outstanding at April 5, 1996      393,386                             160,080

Granted                           100,000       2.00                  228,600        2.00 to 7.00
Exercised                        ( 57,163)      1.13                      ---         ---
Forfeited or canceled            (  6,435)      1.13                      ---         ---
                                 ---------                           ---------

Outstanding at April 4, 1997      429,788                             388,680
                                 =========                           =========

Options and warrants exercisable at:

April 5, 1996                     288,532      $1.13                  385,080       $2.75 to $10.50
April 4, 1997                     384,358      $1.13 to $2.00         388,680       $2.00 to $10.50

      The weighted average remaining life of options outstanding at April 4, 1997 was 3.5 years. The range of exercise prices was $1.13 to $2.00 per share.

      Computone has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation expense was immaterial for fiscal years 1997 and 1996. If Computone had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net income applicable to common shareholders and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                 Year ended             Year ended
(in thousands, except per share data)                            April 4, 1997          April 5, 1996
                                                                 -------------          -------------
Net income applicable to common shareholders:    as reported     $   49                 $(2,307)
                                                 pro forma         (478)                 (2,369)

Earnings per share:                              as reported     $  .01                 $   .36)
                                                 pro forma        ( .07)                 (  .37)

                             Computone Corporation

                  Notes to Consolidated Financial Statements

8.    STOCK OPTIONS AND WARRANTS (CONTINUED)

      The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1997 and 1996; Dividend yield was excluded from the computation for both years; expected volatility of 67.5% for fiscal 1997 and 64% for fiscal 1996; a risk free interest rate of 6.64% for fiscal 1997 and 5.49% for fiscal 1996; and an expected option life of 5.0 years for both fiscal 1997 and 1996.

9.    EQUITY TRANSACTIONS

YEAR ENDED APRIL 5, 1996
------------------------

      On December 20, 1995, the Company's former Chairman and another Board member elected to convert their 200,000 shares of Series D Convertible Preferred Stock into 150,000 shares of Common Stock.

YEAR ENDED APRIL 4, 1997
------------------------

      On October 9 and October 11, 1996, the Company raised a total of approximately $1,418,000, net of cash offering costs of $157,000, through a private placement. A total of 300,000 shares were sold at an offering price of $5.25 per share.

10.   OTHER RELATED PARTY TRANSACTIONS

      The Company incurred interest expense totaling $38,000 and $19,000 during the fiscal years ended April 4, 1997 and April 5, 1996 on obligations due to stockholders.

      The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis is 20% owned by a director of the Company. During the 1997 and 1996 fiscal years, the Company made purchases of 111,000 and $67,000 respectively.

11.   FOREIGN SALES AND MAJOR CUSTOMERS

      The Company's revenues from continuing operations include approximately $3,836,000 and $3,170,000 from foreign customers (principally in Europe, the Asia-Pacific region, South Africa and Central and South America) for the years ended April 4, 1997 and April 5, 1996.

      For fiscal 1997, no individual customer accounted for more than 10% of net revenues. One customer accounted for 7% of the Company's net revenues from continuing operations for the year ended April 4, 1997. During the fiscal year ended April 5, 1996, one customer accounted for 17% of net revenues.

12.   EMPLOYEE BENEFIT PLAN

      The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 20% of their earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions at the discretion of the Board of Directors. During the 1997 and 1996 fiscal years, the Company made no such contributions to the plan.


13.   LITIGATION

      The Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have an adversely material impact, individually or in the aggregate, on the Company's consolidated financial position and results of operations.

                             Computone Corporation

                  Notes to Consolidated Financial Statements

14.   FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of fiscal 1996, the Company made the following adjustments to its reserves and allowances. The inventory reserve for slow moving and obsolete inventory was increased by $123,000 to $381,000, or $.019 per share, to account for materials on hand that are used for certain I/O products; the accounts receivable allowance for doubtful accounts was increased by $90,000 to $285,000, or $.014 per share, to account for possible write-offs of accounts the Company has been unable to collect; a $75,000, or $.012 per share accrual for possible returns by distributors. This amount was calculated based on the gross margin associated with the accounts receivable balances for all distributors as of the fiscal year end.

                Schedule II - Valuation and Qualifying Accounts

                  Years ended April 4, 1997 and April 5, 1996



                                                                     Additions
                                                   Balance,           Charged
                                                  Beginning          to Costs                         Balance,
Description                                        of Year         and Expenses      Deductions      End of Year
                                                  ---------        ------------      ----------      -----------
                                                                  (in thousands)
Allowance for uncollectible accounts:
  Year ended April 4, 1997                        $     476               $ 762           $ 778          $   531
  Year ended April 5, 1996                        $     736               $ 205           $ 465          $   476

Allowance for slow-moving and
 obsolete inventory:
  Year ended April 4, 1997                              381                  19           - - -              400
  Year ended April 5, 1996                              203                 178           - - -              381

Valuation allowance for deferred tax assets:
  Year ended April 4, 1997                           10,163               - - -             232            9,931
  Year ended April 5, 1996                            9,190                 973           -----           10,163