Form 10QSB
period 1997-07-04
COMPUTONE CORPORATION
filed 1997-07-22
CIK 819479

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 4, 1997


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-16172


                             COMPUTONE CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                     23-2472952
-------------------------------            ------------------------------------
(State or other jurisdiction of
incorporation or organization)             (IRS Employer Identification Number)


1100 Northmeadow Parkway, Suite 150, Roswell, GA 30076
------------------------------------------------------
    (Address of principal executive offices)

Issuer's telephone number, including area code: (770) 475-2725

                                      N/A
                                      ---
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X     No
                                   -----      -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes   X     No
                                     ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,712,948 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ------   -----

                                     INDEX

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:


        Consolidated Balance Sheets as of
        July 4, 1997 and April 4, 1997                                     3

        Consolidated Statements of Operations for
        the three months ended July 4, 1997 and July 5, 1996               4

        Consolidated Statements of Cash Flows
        the three months ended July 4, 1997 and July 5, 1996               5


        Notes to Consolidated Financial Statements                         6


Item 2. Management's Discussion and Analysis or Plan of Operations         7



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                9


Item 2. Changes in Securities                                            9


Item 3. Defaults Upon Senior Securities                                  9


Item 4. Submission of Matters to a Vote of Security Holders              9


Item 5. Other Information                                                9


Item 6. Exhibits and Reports on Form 8-K                                 9


Signatures                                                              10

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)

                                               July 4, 1997      April 4, 1997
                                               ------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                    $    154           $     88
    Receivables, net                                2,669              1,896
    Inventories, net                                4,460              4,600
    Prepaid expenses and other                        221                170
                                                 --------           --------
Total current assets                                7,504              6,754

Property, equipment and improvements, net             213                276

Intangible assets, net                                647                655

Other                                                 102                 90
                                                 --------           --------

Total assets                                     $  8,466           $  7,775
                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                      $  2,084           $  2,647
    Accrued liabilities:
         Payroll                                       99                112
         Prepaid sales                                  6                  9
         Professional fees                            105                171
         Other                                        399                439
   Line of credit                                     971              - - -
   Notes payable to stockholders                      350                250
   Current maturities of long term debt               156                603
                                                 --------           --------
Total current liabilities                           4,170              4,231

Notes payable to stockholders                         120                120

Long term debt, less current maturities               197              - - -
                                                 --------           --------

Total liabilities                                   4,487              4,351

Stockholders' Equity
  Convertible redeemable preferred stock,
      $.01 par value; 10,000,000 shares
      authorized; 0 shares issued                   - - -              - - -
  Common stock, $.01 par value; 50,000,000
      shares authorized; 6,712,948 and
      6,712,074 shares outstanding                     68                 67
  Additional paid in capital                       43,475             43,031
  Accumulated deficit                             (39,564)           (39,674)
                                                 --------           --------
Total stockholders' equity                          3,979              3,424
                                                 --------           --------

Total liabilities and stockholders' equity       $  8,466           $  7,775
                                                 ========           ========

       See accompanying notes to the consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                         Three Months Ended
                                                    ---------------------------
                                                    July 4, 1997   July 5, 1996
                                                    ------------   ------------
Revenues:
     Product sales                                      $3,494         $3,025

Expenses:
     Cost of products sold                               2,121          1,852
     Selling, general and administrative                   959            805
     Product development                                   275            274
                                                        ------         ------
                                                         3,355          2,931
                                                        ------         ------

Operating income                                           139             94

Other income (expense):
     Other, net                                             (2)             4
     Interest expense - affiliates                          (6)           (10)
     Interest expense - other                              (20)           (20)
                                                        ------         ------

Income before income taxes                                 111             68

     Provision for income taxes                          - - -          - - -
                                                        ------         ------

Net income                                              $  111         $   68
                                                        ======         ======


Earnings per common share and common equivalents        $ 0.02         $ 0.01
                                                        ======         ======


Weighted average common shares and
   common equivalents outstanding                        7,145          6,482
                                                        ======         ======

       See accompanying notes to the consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                          Three Months Ended
                                                                 -------------------------------------
                                                                  July 4, 1997            July 5, 1996
                                                                 --------------          -------------
Cash flows from operating activities:
  Net income from operations                                        $       111             $       68
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                        123                    168
       Provision for uncollectible accounts                                 (17)                    51
       Provision for inventory reserve                                      (39)                     0
       Changes in current assets and current liabilities:
          Accounts receivable                                              (756)                  (123)
          Inventories                                                       179                   (149)
          Prepaid expenses and other                                        (50)                    (9)
          Accounts payable and accrued liabilities                         (604)                  (108)
                                                                    -----------             ----------


Net cash (used in) operations                                            (1,053)                  (102)
                                                                    -----------             ----------

Cash flows from investing activities:
   (Increase) decrease in other assets                                      (12)                    (5)
   Capitalization of software costs                                         (73)                   (45)
   Capital expenditures                                                      29                    (18)
                                                                    -----------             ----------

Net cash used in investing activities                                       (56)                   (68)
                                                                    -----------             ----------

Cash flows from financing activities:
  Borrowings from affiliates                                                100                  - - -
  Repayment to affiliates                                                 - - -                  - - -
  Repayment of debt - net                                                  (447)                   (60)
  Net borrowings under term loan - others                                   250                  - - -
  Net borrowings under lines of credit - others                           1,271                    150
  Exercise of common stock options and warrants                               1                     16
  Contribution of capital                                                 - - -                  - - -
  Issuance of common stock                                                - - -                  - - -
  Conversion of preferred stock                                           - - -                  - - -
                                                                    -----------             ----------

Net cash provided by financing activities                                 1,175                    106
                                                                    -----------             ----------

Net increase (decrease) in cash and cash equivalents                         66                    (64)
Cash and cash equivalents, beginning of period                               88                    143
                                                                    -----------             ----------
Cash and cash equivalents, end of period                            $       154             $       79
                                                                    ===========             ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                    $        27             $       30


       See accompanying notes to the consolidated financial statements.

                             COMPUTONE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1997 Form 10-KSB.

     The financial statements presented herein, as of July 4, 1997 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   Inventories
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at July 4, 1997 and April 4, 1997 (in thousands):

                                               July 4, 1997  April 4, 1997
                                               ------------  -------------

     Finished goods                                  $1,484         $1,740
     Work in progress                                   761            725
     Raw materials                                    2,215          2,135
                                                     ------         ------
                                                     $4,460         $4,600
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

5.   Debt
     ----

     On June 20, 1997, the Company entered into a financing arrangement with Heller Financial to provide a term loan in the amount of $254,000 which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. The term loan bears interest at a rate of prime plus 1.50% and is payable in monthly installments of $4,233.00 plus accrued interest for the first thirty-five months with a final monthly payment in the amount of the entire then outstanding principal plus accrued interest. The line of credit bears interest at a rate of prime plus 1.25%. At July 4, 1997, the balance outstanding of the term loan was approximately $247,000 and the Company borrowed approximately $971,000 under the terms of the line of credit. The Company also paid in full its outstanding balance to NationsBank in the amount of $400,000.

ITEM 2. Management's Discussion and Analysis or Plan of Operations for the Three Months Ended July 4, 1997.

Results of operations
---------------------

     The Company reported income from continuing operations for the quarter ended July 4, 1997 of $111,000 compared to income from continuing operations of
$94,000 for the comparable quarter of the prior fiscal year.   The increase in
income is due primarily to the increase in product sales revenue to VAR's and major accounts.

     Product sales revenue from continuing operations for the quarter ended July 4, 1997 totaled approximately $3,494,000 compared to $3,025,000 for the comparable quarter of the prior fiscal year, an increase of 15%. This increase in product sales revenue can be attributed to the increase in sales to VAR's and major accounts.

     Cost of products sold for the quarter amounted to $2,121,000 or 61% of product sales revenues versus $1,852,000 or 61% for the comparable quarter of the prior year. The increase in cost of products sold can be attributed to the increase in product sales revenue.

     Selling, general and administrative expenses amounted to $959,000 or 27% of product sales revenue for the three months ended July 4, 1997 versus $805,000 or 27% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended July 4, 1997 versus the same period of the prior fiscal year can be attributed to an increase in headcount in the areas of sales and customer service.

     Product development expenses amounted to $275,000 or 8% of product sales revenue for the three months ended July 4, 1997 versus $274,000 or 9% of product sales revenue for the comparable three month period of the prior fiscal year.

Liquidity
---------

     In response to the Company's liquidity needs, the Company entered into a financing arrangement with Heller Financial, on June 20,1997, to provide a term loan in the amount of $254,000 which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. As of June 20, 1997, $1,400,000 was available for borrowing under the term loan and line of credit, of which, $400,000 was used to payoff the then remaining balance on the existing note payable to bank with the remaining $1,000,000 available to the Company for the working capital purposes. As of July 4, 1997, $1,150,000 was available for borrowing under the line of credit. The Company believes that the working capital provided by Heller Financial, together with anticipated funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company has no plans for any major capital improvements. Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

     Cash used in continuing operations amounted to $1,053,000 for the three months ended July 4, 1997 compared to cash used in continuing operations of $102,000 for the comparable three months ended July 5, 1996. The increase in cash used in continuing operations as compared to the prior year fiscal period primarily reflects the decrease in accounts payable and accrued liabilities resulting from the funding which was made available by the line of credit and accounts receivable increased by approximately $756,000 as a result of the increase in product sales.

     Cash used in investing activities amounted to $56,000 for the three months ended July 4, 1997 compared with $68,000 used in financing activities for the comparable three months of the prior fiscal year. This decrease from the same period of the prior fiscal year can be attributable to the write-off a certain computer equipment that was replaced during the fourth quarter of the Company's prior fiscal year.

ITEM 2. Management's Discussion and Analysis or Plan of Operations for the Three Months Ended July 4, 1997 (continued).

Liquidity (continued)
---------------------

     Cash provided by financing activities during the three months ended July 4, 1997 was $1,175,000 versus $106,000 of cash provided by financing activities for the months ended July 5, 1996. This change can be attributed to the Company's aforementioned new financing arrangement with Heller Financial.

     Working capital amounted to $3,334,000 at July 4, 1997, an increase of $811,000, since April 4, 1997. The ratio of current assets to current liabilities at July 4, 1997 was 1.80 to 1.00 compared to 1.60 to 1.00 at April 4, 1997.

Outlook for Remainder of Fiscal Year 1998
-----------------------------------------

Sales by Product Line
---------------------

     The Company continues to experience growth in its sales of remote access products following its decision to strategically aligned its sales focus towards this marketplace versus sales of input\output devices. The sales information for the first quarter of fiscal 1998 ended July 4, 1997 is listed below. Management is fairly optimistic that the level of sales of remote access products as a percentage of net revenue will continue to increase over the remainder of the current fiscal year and should approach the 50% of net revenues level.


                       Remote Access Servers                Input\Output Devices          Total
                  Sales $ (000's)     % of Total       Sales $ (000's)    % of Total   Sales $ (000's)   % of Total
                  --------------      ----------       --------------     ----------   --------------    ----------

Qtrly Info: 98        1,610               46%                1,884            54%           3,494           100%
            97        1,030               34%                1,995            66%           3,025           100%


Liquidity and Capital Resources
-------------------------------

     The Company believes that the working capital provided by Heller Financial, together with anticipated funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company has no plans for any major capital improvements. Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

Results of Operations
---------------------

     The Company expects continued growth in the sales of its remote access products. At July 4, 1997, the Company had open orders of approximately $320,000 and had not yet shipped orders totaling $1,509,200 for April, May and June on the non-cancelable, non-returnable purchase order that was received from a major customer in January 1997. The revenue and costs associated with the shipment of approximately $1,287,000 in fourth quarter shipments to this customer have not yet been recognized as of July 21, 1997 because this customer had not yet paid for, or sold through, the products received during the fourth quarter of fiscal 1997. The Company will recognize revenue on these fourth quarter shipments as the customer pays for the products that they sell. The Company and its customer are continuing to monitor the best methods possible for the sale and "pull through" of the inventory that the customer has on hand.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 4, 1997.


Item 2.  Changes in Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 5.  Other Information

         Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    COMPUTONE CORPORATION


Date: July 21, 1997                 By:   \s\ Thomas J. Anderson
                                       -------------------------------------
                                       President and Chief Executive Officer
                                       (Principal Operating Officer)


                                    By:  \s\ Gregory A. Alba
                                       --------------------------------------
                                       Gregory A. Alba
                                       Vice President of Finance &
                                         Administration and Chief
                                         Financial Officer
                                       (Principal Accounting Officer)