Form 10QSB
period 1997-10-03
COMPUTONE CORPORATION
filed 1997-11-10
CIK 819479

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 3, 1997


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       Commission file number 0-16172


                             COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                              23-2472952
-------------------------------      ------------------------------------
(State or other jurisdiction of      (IRS Employer Identification Number)
 incorporation or organization)


         1060 Windward Ridge Parkway,  Suite 100, Alpharetta, GA 30005
         -------------------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number, including area code: (770) 625 - 0000


             1100 Northmeadow Parkway, Suite 150, Roswell, GA 30076
             ------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X      No
                                    ---       ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes  X      No
                                    ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,403,606 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Consolidated Balance Sheets as of October 3, 1997
          and April 4, 1997                                               3

        Consolidated Statements of Operations for the three months
          ended October 3, 1997 and October 4, 1996                       4

        Consolidated Statements of Operations for the six months
          ended October 3, 1997 and October 4, 1996                       5

        Consolidated Statements of Cash Flows the six months
          ended October 3, 1997 and October 4, 1996                       6


        Notes to Consolidated Financial Statements                        7


ITEM 2. Management's Discussion and Analysis or Plan of Operations        8



                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                11


ITEM 2. Changes in Securities                                            11


ITEM 3. Defaults Upon Senior Securities                                  11


ITEM 4. Submission of Matters to a Vote of Security Holders              11


ITEM 5. Other Information                                                11


ITEM 6. Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                               12

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)

                                                              October 3, 1997            April 4, 1997
                                                              ---------------            -------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $    329                  $     88
    Receivables, net                                                 2,846                     1,896
    Inventories, net                                                 4,460                     4,600
    Prepaid expenses and other                                         359                       170
                                                                  --------                  --------
Total current assets                                                 7,994                     6,754

Property, equipment and improvements, net                              262                       276

Intangible assets, net                                                 640                       655

Other                                                                  103                        90
                                                                  --------                  --------

TOTAL ASSETS                                                      $  8,999                  $  7,775
                                                                  ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                       $  1,832                  $  2,647
    Accrued liabilities:
         Payroll                                                        99                       112
         Prepaid sales                                                   3                         9
         Professional fees                                              44                       171
         Other                                                         393                       439
   Line of credit                                                      733                     - - -
   Notes payable to stockholders                                       350                       250
   Current maturities of long term debt                                129                       603
                                                                  --------                  --------
Total current liabilities                                            3,583                     4,231

Notes payable to stockholders                                          120                       120

Long term debt, less current maturities                                141                     - - -
                                                                  --------                  --------

Total liabilities                                                    3,844                     4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                  - - -                     - - -
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 7,024,370 and 6,712,074 shares outstanding            74                        67
  Additional paid in capital                                        44,365                    43,031
  Accumulated deficit                                              (39,284)                  (39,674)
                                                                  --------                  --------
Total stockholders' equity                                           5,155                     3,424
                                                                  --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,999                  $  7,775
                                                                  ========                  ========

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                   (in thousands except per share amounts)
                                  (unaudited)

                                                               Three Months Ended
                                                    October 3, 1997         October 4, 1996
                                                   ------------------      ------------------
Revenues:
     Product sales                                        $3,511                 $3,504
                                                          ------                 ------

Expenses:
     Cost of products sold                                 2,110                  2,058
     Selling, general and administrative                   1,079                    930
     Product development                                     292                    265
                                                          ------                 ------
                                                           3,481                  3,253
                                                          ------                 ------

Operating income                                              30                    251

Other income (expense):
     Other, net                                              298                      3
     Interest expense                                        (48)                   (36)
                                                          ------                 ------

Income before income taxes                                   280                    215

Provision for income taxes                                   - -                    - -
                                                          ------                 ------

Net income                                                $  280                 $  215
                                                          ======                 ======

Earnings per common share and common share equivalents    $ 0.04                 $ 0.03
                                                          ======                 ======


Weighted average common shares and
   common share equivalents outstanding                    7,191                  6,843
                                                          ======                 ======

See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                 Interim Consolidated Statements of Operations
                  (in thousands except per share amounts)
                                  (unaudited)

                                                                Six Months Ended
                                                    October 3, 1997         October 4, 1996
                                                   ------------------      ------------------
Revenues:
     Product sales                                        $7,005                 $6,529

Expenses:
     Cost of products sold                                 4,231                  3,910
     Selling, general and administrative                   2,038                  1,734
     Product development                                     568                    539
                                                          ------                 ------
                                                           6,837                  6,183
                                                          ------                 ------

Operating income                                             168                    346

Other income (expense):
     Other, net                                              296                      3
     Interest expense                                        (74)                   (66)
                                                          ------                 ------

Income before income taxes                                   390                    283

Provision for income taxes                                   - -                    - -
                                                          ------                 ------

Net income                                                $  390                 $  283
                                                          ======                 ======

Earnings per common share and common share equivalents    $ 0.06                 $ 0.04
                                                          ======                 ======


Weighted average common shares and
   common share equivalents outstanding                    7,191                  6,843
                                                          ======                 ======

See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                              For the six months ended
                                                                         October 3, 1997    October 4, 1996
                                                                           (unaudited)        (unaudited)
                                                                         ---------------    ---------------
Cash flows from operating activities:
  Income (loss) from continuing operations                                    $   390            $ 283
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                              224              340
       Provision for possible losses                                              (55)              78
       Changes in current assets and current liabilities:
          Accounts receivables                                                   (934)            (747)
          Inventories                                                             179             (224)
          Prepaid expenses and other                                             (188)             (26)
          Accounts payable and accrued liabilities                             (1,007)             (18)
                                                                              -------            -----

Net cash (used in) operating activities                                        (1,391)            (314)
                                                                              -------            -----

Cash flows from investing activities:
   (Increase) decrease in other assets                                            (11)              (4)
   Capitalization of software costs                                              (143)             (75)
   Capital expenditures                                                           (54)             (30)
                                                                              -------            -----

Net cash used in investing activities                                            (208)            (109)
                                                                              -------            -----

Cash flows from financing activities:
  Repayment of debt - net                                                        (500)            (115)
  Net borrowings under lines of credit                                            733              150
  Net borrowings under term loan                                                  192
  Net borrowings from affiliates                                                   75              250
  Issuance of common stock                                                      1,320              - -
  Exercise of common stock options and warrants                                    20               16
                                                                              -------            -----

Net cash provided by financing activities                                       1,840              301
                                                                              -------            -----

Net decrease in cash and cash equivalents                                         241             (122)
Cash and cash equivalents, beginning of period                                     88              143
                                                                              -------            -----
Cash and cash equivalents, end of period                                      $   329            $  21
                                                                              =======            =====
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                              $    74            $  66

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

     The financial statements presented herein, as of October 3, 1997 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 3, 1997 and April 4, 1997 (in thousands):

                         October 3, 1997  April 4, 1997
                         ---------------  -------------

     Finished goods               $1,373         $1,740
     Work in progress                665            725
     Raw materials                 2,422          2,135
                                  ------         ------
                                  $4,460         $4,600
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

5.   DEBT
     ----

     On June 20, 1997, the Company entered into a financing arrangement with Heller Financial to provide a term loan in the amount of $254,000 which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. The term loan bears interest at a rate of prime plus 1.50% and is payable in monthly installments of $4,233.00 plus accrued interest for the first thirty-five months with a final monthly payment in the amount of the entire then outstanding principal plus accrued interest. The line of credit bears interest at a rate of prime plus 1.25%. At October 3, 1997, the balance outstanding on the term loan was approximately $192,000 and the balance under the terms of the line of credit was approximately $733,000. The available borrowings under the line of credit at October 3, 1997 were $529,000. The Company also paid in full, on June 20, 1997, its outstanding balance to NationsBank in the amount of $447,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended October 3, 1997
------------------------------------------

     The Company reported operating income for the quarter ended October 3, 1997 of $30,000 compared to operating income of $251,000 for the comparable quarter
of the prior fiscal year.   The decrease in income is due primarily to product
mix shortages resulting from delivery delays by one of the Company's major outsourcing manufacturers. These delays were the result of the vendor's inability to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders.

     In addition to the income from operations, the Company recorded $250,000 in net non-operating income for the quarter ended October 3, 1997. This non-operating income was the net of $313,000 in investment income resulting from the Company's participation in an initial public offering, $48,000 in interest expense and $15,000 in one-time late charges. This compares to $33,000 in net non-operating expenses, predominately interest expense, during the same three-month period of the prior fiscal year.

     Product sales revenue from continuing operations for the quarter ended October 3, 1997 totaled approximately $3,511,000 compared to $3,504,000 for the comparable quarter of the prior fiscal year, an increase of less than 1%. This minimal change in product sales revenue can be attributed to the Company's delay in receiving products from its outsourcing vendors. Significant increases in sales to North American Distributors, Major accounts and OEM's were offset by decreases in VAR and international sales.

     Cost of products sold for the quarter amounted to $2,110,000 or 60% of product sales revenues versus $2,058,000 or 59% for the comparable quarter of the prior year. The increase in cost of products sold can be attributed to the increase in product sales revenue along with the Company's sales of remote access products with a higher cost.

     Selling, general and administrative expenses amounted to $1,079,000 or 31% of product sales revenue for the three months ended October 3, 1997 versus $930,000 or 27% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended October 3, 1997 versus the same period of the prior fiscal year can be attributed to an increase in headcount in the areas of sales and customer service. The Company experienced an increase in selling related costs associated with the Company's efforts to sell the remote access products that were sold to a major customer during last fiscal year and returned to the Company during this fiscal period. The impact on the Company's earnings for this period was minimal as no revenue was recognized on the shipment of these products during the last fiscal year. The Company has implemented additional sales promotions in an effort to sell the remaining products associated with this transaction.

     Product development expenses amounted to $292,000 or 8% of product sales revenue for the three months ended October 3, 1997 versus $265,000 or 9% of product sales revenue for the comparable three month period of the prior fiscal year.

For the Six Months Ended October 3, 1997
----------------------------------------

     The Company reported operating income for the six months ended October 3, 1997 of $168,000 compared to operating income of $346,000 for the comparable six
months of the prior fiscal year.   The decrease in income is due primarily to
product mix shortages resulting from delivery delays by one of the Company's major outsourcing manufacturers. These delays were the result of the vendor's inability to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders. At October 3, 1997, the Company had open orders in excess of $225,000.

     Product sales revenue from continuing operations for the six months ended October 3, 1997 totaled approximately $7,005,000 compared to $6,529,000 for the comparable six months of the prior fiscal year, an increase of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

For the Six Months Ended October 3, 1997 (continued)
----------------------------------------------------

7%. This increase in product sales revenue can be attributed to the increase in sales of remote access products. Significant increases in sales to Major accounts and OEM's were offset by a decrease in international sales.

     Cost of products sold for the six months amounted to $4,231,000 or 60% of product sales revenues versus $3,910,000 or 60% for the comparable six months of the prior year. The increase in cost of products sold can be attributed to the increase in product sales revenue.

     Selling, general and administrative expenses amounted to $2,038,000 or 29% of product sales revenue for the six months ended October 3, 1997 versus $1,734,000 or 27% of product sales revenue for the comparable six months of the prior fiscal year. The increase in expenses during the six months ended October 3, 1997 versus the same period of the prior fiscal year can be attributed to an increase in headcount in the areas of sales and customer service. The Company experienced an increase in selling related costs associated with the Company's efforts to sell the remote access products that were sold to a major customer during last fiscal year and returned to the Company during this fiscal period. The impact on the Company's earnings for this period was minimal as no revenue was recognized on the shipment of these products during the last fiscal year.

     Product development expenses amounted to $568,000 or 8% of product sales revenue for the six months ended October 3, 1997 versus $539,000 or 8% of product sales revenue for the comparable six month period of the prior fiscal year.

LIQUIDITY
---------

     In response to the Company's working capital needs, on June 20,1997, the Company entered into a funding arrangement with Heller Financial to provide a term loan in the amount of $254,000 which is collateralized by the Company's inventory and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. As of October 3, 1997, $529,000 was available for borrowing under the line of credit. The Company believes that the working capital provided by Heller Financial, together with anticipated funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company has no plans for any major capital improvements. Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

     Cash used in continuing operations amounted to $1,391,000 for the six months ended October 3, 1997 compared to cash used in continuing operations of $314,000 for the comparable six months ended October 4, 1996. The increase in cash used in continuing operations as compared to the prior year fiscal period primarily reflects the decrease in accounts payable and accrued liabilities resulting from the working capital which was made available by the line of credit and private placement proceeds. Accounts receivable increased by approximately $934,000 as a result of the increase in product sales.

     Cash used in investing activities amounted to $208,000 for the three months ended October 3, 1997 compared with $109,000 used in financing activities for the comparable three months of the prior fiscal year. This increase from the same period of the prior fiscal year can be attributable to the purchases fixed assets to be used in the Company's new facility along with an increase in capitalized software development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

LIQUIDITY (CONTINUED)
---------------------

     Cash provided by financing activities during the six months ended October 3, 1997 was $1,840,000 versus $301,000 of cash provided by financing activities for the six months ended October 4, 1996. This change can be attributed to the Company's aforementioned new financing arrangement with Heller Financial along with the proceeds from the private placement.

     Working capital amounted to $4,411,000 at October 3, 1997, an increase of $1,888,000, since April 4, 1997. The ratio of current assets to current liabilities at October 3, 1997 was 2.23 to 1.00 compared to 1.60 to 1.00 at April 4, 1997.



OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998
-----------------------------------------

SALES BY PRODUCT LINE
---------------------

     The Company continues to experience growth in its sales of remote access products following its decision to strategically aligned its sales focus towards this marketplace versus sales of input\output devices. The sales information for the second quarter of fiscal 1998 ended October 3, 1997 is listed below. Management is fairly optimistic that the level of sales of remote access products as a percentage of net revenue will continue to increase over the remainder of the current fiscal year and should approach the level of 60% of net revenues by the end of the fiscal year.

                   Remote Access Servers                Input\Output Devices                         Total
               Sales $ (000's)     % of Total      Sales $ (000's)    % of Total         Sales $ (000's)   % of Total
               ---------------     ----------      ---------------    ----------         ---------------   ----------
Qtrly Info: 98     1,683              48%              1,828              52%                  3,511           100%
            97     1,033              30%              2,471              70%                  3,504           100%

YTD Info: 98       3,012              43%              3,993              57%                  7,005           100%
          97       2,039              32%              4,490              68%                  6,529           100%

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended October 3, 1997, the Company initiated a private placement of 500,000 shares of Common Stock. As of October 3, 1997, the Company raised $934,400 and an additional $724,800 through October 16, 1997.
The proceeds from this private placement are to be used to fund new product development and provide additional working capital. The proceeds from the private placement along with the working capital provided by Heller Financial, and the funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 is approximately $262,000. The Company has no plans for any major capital improvements. Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a
significant number of raw materials vendors.   Management believes that the
additional funding provided by both Heller and the private placement should allow the Company to re-establish credit relationships with most of its smaller vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

RESULTS OF OPERATIONS
---------------------

     The Company expects continued growth in the sales of its remote access products. At October 3, 1997, the Company had open orders of approximately $227,000. Management believes that the additional funding raised through the private placement along with the funding available from the Heller Financial relationship should provide the Company with the working capital required to grow the Company through new product development and marketing activities.

     On October 11, 1997, the Company completed the relocation to its new headquarters in Alpharetta, Georgia. The new facility is located in a new office park in the suburbs of Atlanta. The Company has a ten-year lease on 22,000 square feet of a new 40,000 square foot one-story brick building and expects to save approximately $170,000 per year in total occupancy costs.



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not Applicable


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


                                 COMPUTONE CORPORATION


Date: November 10, 1997          By: /s/ Thomas J. Anderson
                                     ----------------------
                                     President and Chief Executive Officer
                                     (Principal Operating Officer)


                                 By: /s/ Gregory A. Alba
                                     ------------------
                                     Gregory A. Alba
                                     Vice President of Finance & Administration
                                       and Chief Financial Officer
                                     (Principal Accounting Officer)