Form 10-Q
period 1998-01-02
COMPUTONE CORPORATION
filed 1998-02-13
CIK 819479

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For the quarterly period ended January 2, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



     Commission file number 0-16172




                              COMPUTONE CORPORATION
             (Exact name of registrant as specified in its charter)


                                Delaware                                                      23-2472952
---------------------------------------------------------------------------    -------------------------------------------
(State or other jurisdiction of  incorporation or organization)                 (IRS Employer Identification Number)

1060 Windward Ridge Parkway,  Suite 100, Alpharetta, GA                                         30005
-------------------------------------------------------                                         -----
         (Address of principal executive offices)                                            (Zip Code)

Issuer's telephone number, including area code: (770) 625-0000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                      -       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,255,952 shares of common stock as of February 9, 1998.

Transitional Small Business Disclosure Format (check one):   Yes      No X
                                                                 ----    -

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Consolidated Balance Sheets as of  January 2, 1998
         and April 4, 1997                                                  3


         Consolidated Statements of Operations for the three months
         ended January 2, 1998 and January 3, 1997                          4


         Consolidated Statements of Operations for the nine months
         ended January 2, 1998 and January 3, 1997                          5


         Consolidated Statements of Cash Flows for the nine months
         ended January 2, 1998 and January 3, 1997                          6


         Notes to Consolidated Financial Statements                         7


Item 2.  Management's Discussion and Analysis or Plan of Operations for the
         three and nine months ended January 2, 1998                        8



                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12


Item 2.  Changes in Securities                                             12


Item 3.  Defaults Upon Senior Securities                                   12


Item 4.  Submission of Matters to a Vote of Security Holders               12


Item 5.  Other Information                                                 13


Item 6.  Exhibits and Reports on Form 8-K                                  13


Signatures                                                                 14

Exhibits Index                                                             15

                         PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

                             Computone Corporation
                          Consolidated Balance Sheets
             (in thousands except par value and number of shares)



                                                           January 2, 1998             April 4, 1997
                                                           ---------------             -------------
                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                  $     14                    $     88
    Receivables, net                                              2,166                       1,896
    Inventories, net                                              4,278                       4,600
    Prepaid expenses and other                                      282                         170
                                                               --------                    --------
Total current assets                                              6,740                       6,754

Property, equipment and improvements, net                           466                         276

Intangible assets, net                                              600                         655

Other                                                                28                          90
                                                               --------                    --------
Total assets                                                   $  7,834                    $  7,775
                                                               ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                    $  1,794                    $  2,647
    Accrued liabilities:
         Payroll                                                     88                         112
         Prepaid sales                                                0                           9
         Professional fees                                           63                         171
         Other                                                      397                         439
   Line of credit                                                   663                          --
   Notes payable to stockholders                                    350                         250
   Current maturities of long term debt                              89                         603
                                                               --------                    --------
Total current liabilities                                         3,444                       4,231

Notes payable to stockholders                                       120                         120

Long term debt, less current maturities                             129                          --
                                                               --------                    --------
Total liabilities                                                 3,693                       4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                 --                          --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,255,633 and 6,712,074 shares outstanding         75                          67
  Additional paid in capital                                     45,043                      43,031
  Accumulated deficit                                           (40,977)                    (39,674)
                                                               --------                    --------
Total stockholders' equity                                        4,141                       3,424
                                                               --------                    --------
Total liabilities and stockholders' equity                     $  7,834                    $  7,775
                                                               ========                    ========


       See accompanying notes to the consolidated financial statements.

                                            Computone Corporation
                                    Consolidated Statements of Operations
                                   (in thousands except per share amounts)
                                                 (unaudited)

                                                                         Three Months Ended
                                                              January 2, 1998           January 3, 1997
                                                           -------------------        -------------------
Revenues:
     Product sales                                                 $  1,863                  $  3,477

Expenses:
     Cost of products sold                                            1,824                     1,945
     Selling, general and administrative                              1,338                     1,090
     Product development                                                304                       312
                                                                   --------                  --------
                                                                      3,466                     3,347
                                                                   --------                  --------

Operating income (loss)                                              (1,603)                      130

Other income (expense):
     Other, net                                                         (50)                       23
     Interest expense                                                   (41)                      (27)
                                                                   --------                  --------

Income (loss) before income taxes                                    (1,694)                      126

Provision for income taxes                                              --                        --
                                                                   --------                  --------

Net income (loss)                                                  $ (1,694)                 $    126
                                                                   ========                  ========

Net income (loss) per share - basic                                   (0.22)                     0.02

Net income (loss) per share - diluted                                 (0.22)                     0.02

Shares used in computing net income (loss)  per share - basis         7,672                     6,848

Shares used in computing net income (loss)  per share - dilutive      7,672                     6,848




       See accompanying notes to the consolidated financial statements.

                             Computone Corporation
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                                    Nine Months Ended
                                                                      January 2, 1998                 January 3, 1997
                                                                    ------------------               ------------------
Revenues:
     Product sales                                                             $ 8,868                $          10,006

Expenses:
     Cost of products sold                                                       6,054                            5,856
     Selling, general and administrative                                         3,377                            2,824
     Product development                                                           872                              851
                                                                    ------------------               ------------------
                                                                                10,303                            9,531
                                                                    ------------------               ------------------

Operating income (loss)                                                         (1,435)                             475

Other income (expense):
     Other, net                                                                    247                               28
     Interest expense                                                             (115)                             (94)
                                                                    ------------------               ------------------

Income (loss) before income taxes                                               (1,303)                             409

Provision for income taxes                                                          --                               --
                                                                    ------------------               ------------------

Net income (loss)                                                              $(1,303)               $             409
                                                                    ==================               ==================


Net income (loss) per share - basic                                              (0.18)                            0.06

Net income (loss) per share - diluted                                            (0.18)                            0.06

Shares used in computing net income (loss)  per share - basis                    7,362                            6,848

Shares used in computing net income (loss)  per share - dilutive                 7,362                            6,848




       See accompanying notes to the consolidated financial statements.

                                           Computone Corporation

                                   Consolidated Statements of Cash Flows

                                              (in thousands)

                                                                             For the nine months ended
                                                                        -------------------------------------
                                                                        January 2, 1998       January 3, 1997
                                                                        ---------------       ---------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income  (loss) from continuing operations                                   $(1,303)          $    409
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                              389                515
       Provision for possible losses                                              154                 70
       Changes in current assets and current liabilities:
          Accounts receivables                                                   (363)            (1,064)
          Inventories                                                             261               (522)
          Prepaid expenses and other                                             (112)                 4
          Accounts payable and accrued liabilities                             (1,035)              (229)
                                                                              -------            -------
Net cash (used in) operating activities                                        (2,009)              (817)
                                                                              -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                                             63                 (3)
   Capitalization of software costs                                              (185)              (105)
   Capital expenditures                                                           (88)               (86)
                                                                              -------            -------
Net cash (used in) investing activities                                          (210)              (194)
                                                                              -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt  net                                                        (500)              (429)
  Net borrowings under lines of credit                                            663                --

  Net borrowings under term loan                                                  180                --

  Net borrowings from affiliates                                                   35                250
  Issuance of common stock                                                      1,742              1,418
  Exercise of common stock options and warrants                                    25                  4
                                                                              -------            -------
Net cash provided by financing activities                                       2,145              1,243
                                                                              -------            -------
Net decrease in cash and cash equivalents                                         (74)               232
Cash and cash equivalents, beginning of period                                     88                143
                                                                              -------            -------
Cash and cash equivalents, end of period                                      $    14            $   375
                                                                              =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for:
        Interest                                                              $   115                 94

       See accompanying notes to the consolidated financial statements.

                              COMPUTONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended April 4, 1997.

         The consolidated financial statements presented herein, as of January 2, 1998 reflect in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2. INVENTORIES

         Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 2, 1998 and April 4, 1997 (in thousands):

                                       January 2, 1998         April 4, 1997
                                       ---------------         -------------
         Finished goods                $         1,375         $        1,740
         Work in progress                          687                    725
         Raw materials                           2,216                  2,135
                                       ---------------        ----------------
                                       $         4,278         $        4,600
                                       ===============        ================

3. INCOME PER SHARE

         Earnings per share ("EPS") is computed based on the weighted average number of common shares, and common stock options and warrants (unless conversion would have an antidilutive effect on EPS) (using the treasury method), in accordance with the requirements of FASB Statement of Standards No. 128 Earnings per Share. For purposes of computing EPS, for all periods presented the numerator is represented by net income or net loss for each respective period; the denominator for computing basic EPS is represented by the weighted average number of shares outstanding for each respective period; the denominator for computing diluted EPS for fiscal 1998 periods presented is the same number as used in computing basic EPS as the effects of conversion would be antidilutive.

4. INCOME TAXES

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

5. DEBT

         On June 20, 1997, the Company entered into a financing arrangement with Heller Financial to provide a term loan in the amount of $254,000, which is collateralized by the Company's inventory, and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. The term loan bears interest at a rate of prime plus 1.50% and is payable in monthly installments of $4,233 plus accrued interest for the first thirty-five months with a final monthly payment in the amount of the entire then outstanding principal plus accrued interest. The line of credit bears interest at a rate of prime plus 1.25%. At January 2, 1998, the balance outstanding on the term loan was approximately $179,562 and the balance under the line of credit was approximately $662,894. The available borrowings under the line of credit at January 2, 1998 were $102,356. The Company also paid in full, on June 20, 1997, its outstanding balance to NationsBank, N.A. in the amount of $447,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

For the Three Months Ended January 2, 1998 Compared to the Three Months Ended January 3, 1997

         The Company reported an operating loss of $1,603,000 and net loss of $1,694,000 for the three months ended January 2, 1998 compared to operating income of $130,000 and net income of $126,000 for the comparable three months of the prior fiscal year. The decrease in income is due primarily to working capital shortages and subsequent payment delays to the Company's major outsourcing vendors during the first quarter of the fiscal year which resulted in the Company's accounts being placed on credit hold with these vendors. After the Company's accounts were again in good standing, one of these vendors was unable to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders during the second quarter. The current period's decrease in income is due primarily to the continued effects of the product mix shortages, the lingering effects of the lost sales opportunities during the second quarter resulting from the product shortages and numerous one-time or non-recurring expenses amounting to approximately $600,000.

         Product sales revenue for the quarter ended January 2, 1998 total approximately $1,863,000 compared to $3,477,000 for the comparable quarter of the prior fiscal year, a decrease of 46%. This change in product sales revenue is attributable to the continued effects of the product mix shortages and the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages. A significant increase in sales to major accounts was offset by decreases in sales to North American distributors, OEM's, VAR's and international customers.

         Cost of products sold for the quarter ended January 2, 1998 amounted to $1,824,000 or 98% of product sales revenues compared to $1,945,000 or 56% for the comparable quarter of the prior year. The decrease in cost of products sold is attributable to the decrease in product sales revenue. However, the increase in cost of goods sold as a percentage of revenues is attributable to the Company's sales of remote access products with a higher cost and the reduction of capitalized overhead costs resulting from the Company's move toward greater outsourcing of its product assembly.

         Selling, general and administrative expenses amounted to $1,338,000 or 72% of product sales revenue for the three months ended January 2, 1998 compared to $1,090,000 or 31% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended January 2, 1998 compared to the same period of the prior fiscal year is attributable to the Company's relocation to its new facility, an increase in professional fees and the Company's annual shareholders' meeting and related open house. The Company experienced an increase in selling related costs associated with the Company's efforts to sell the remote access products that were shipped to a major customer during last fiscal year (and accounted for as a consignment) and returned to the Company during the second quarter of this fiscal year. The Company implemented additional sales promotions in an effort to sell the remaining products associated with this transaction along with other products that were not affected by delivery delays.

         Product development expenses amounted to $304,000 or 16% of product sales revenue for the three months ended January 2, 1998 compared to $312,000 or 9% of product sales revenue for the comparable three month period of the prior fiscal year.

For the Nine Months Ended January 2, 1998 Compared to the Nine Months Ended January 3, 1997

         The Company reported an operating loss of $1,435,000 and net loss of $1,303,000 for the nine months ended January 2, 1998 compared to operating income of $475,000 and net income of $409,000 for the comparable nine months of the prior fiscal year. The decrease in income is due primarily to working capital shortages and subsequent payment delays to the Company's major outsourcing vendors during the first quarter of this fiscal year which resulted in the Company's accounts being placed on credit hold with these vendors. After the Company's accounts were again in good standing, one of these vendors was unable to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders during the second quarter. The current period's decrease in income is due primarily to the continued effects of the product mix shortages, the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages an numerous one-time or non-recurring expenses amounting to approximately $600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

For the Nine Months Ended January 2, 1998 Compared to the Nine Months Ended January 3, 1997

         Product sales revenue for the nine months ended January 2, 1998 totaled approximately $8,868,000 compared to $10,006,000 for the comparable nine months of the prior fiscal year, a decrease of 11%. This decrease in product sales revenue is attributable to the continued effects of the product mix shortages and the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages. Significant increases in sales to major accounts and OEM's were offset by decreases in sales to North American distributors, VAR's and international customers.

         Cost of products sold for the nine months January 2, 1998 amounted to $6,054,000 or 68% of product sales revenues compared to $5,856,000 or 59% for the comparable nine months of the prior year. The increase in cost of products sold is attributable to the reduction of capitalized overhead costs, resulting from the Company's move toward greater outsourcing of its product assembly, along with an increase in fixed manufacturing overhead expenses.

         Selling, general and administrative expenses amounted to $3,377,00 or 38% of product sales revenue for the nine months ended January 2, 1998 compared to $2,824,000 or 28% of product sales revenue for the comparable nine months of the prior fiscal year. The increase in expenses during the nine months ended January 2, 1998 compared to the same period of the prior fiscal year is attributable to the Company's relocation to its new facility, an increase in professional fees and the Company's annual shareholders' meeting and related open house. The Company experienced an increase in selling related costs associated with the Company's effort to sell the remote access products that were shipped to a major customer during last fiscal year (and accounted for as a consignment) and returned to the Company during the second quarter of this fiscal year. The Company implemented additional sales promotions in an effort to sell the remaining products associated with this transaction along with other products that were not affected by delivery delays.

         Product development expenses amounted to $872,000 or 10% of product sales revenue for the nine months ended January 2, 1998 compared to $851,000 or 9% of product sales revenue for the comparable nine month period of the prior fiscal year.

         The Company recorded $132,000 in net non-operating income for the nine months ended January 2, 1998. This non-operating income was the net of $313,000 in investment income resulting from the Company's sales of shares in another company's initial public offering, $115,000 in interest expense, the write-off of $46,000 in prepaid license fees and $15,000 in one-time late charges. This total compares to $66,000 in net non-operating expenses, predominately interest expense, during the same nine month period fiscal year.

LIQUIDITY

         In response to the Company's working capital needs, on June 20, 1997, the Company entered into a funding arrangement with Heller Financial to provide a term loan in the amount of $254,000, which is collateralized by the Company's inventory, and a line of credit of up to $2,500,000, based on the available borrowing base, collateralized by the Company's accounts receivable. As of January 2, 1998, $102,356 was available for borrowing under the line of credit. The Company believes that the working capital provided by Heller Financial, together with anticipated funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during the remainder of fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 are approximately $262,000. The Company has no plans for any major capital improvements. Relationships with major vendors are satisfactory, although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

LIQUIDITY (CONTINUED)

         Cash used in continuing operations amounted to $2,009,00 for the nine months ended January 2, 1998 compared to cash used in continuing operations of $817,000 for the comparable nine months ended January 3, 1997. The increase in cash used in continuing operations compared to the prior year fiscal period reflects primarily the loss from continuing operations. Accounts payable and accrued liabilities decreased by $1,035,000 as a result of the working capital that was made available by the line of credit and private placement proceeds. Accounts receivable increased by approximately $363,000, prepaid expenses increased by $112,000 and inventories decreased by $261,000.

         On October 11, 1997, the Company completed the relocation to its new headquarters in Alpharetta, Georgia. The new facility is located in a new office park in the suburbs of Atlanta. The Company has a ten-year lease on 22,000 square feet of a new 40,000 square foot one-story brick building and expects to save approximately $170,000 per year in total occupancy costs compared to the Company's prior lease arrangement.

         Cash used in investing activities amounted to $210,000 for the nine month ended January 2, 1998 compared with $194,000 used in financing activities for the comparable nine months of the prior fiscal year. This increase from the same period of the prior fiscal year can be attributable to the decrease in other assets along with an increase in capitalized software development costs.

         Cash provided by financing activities during the nine months ended January 2, 1998 was $2,145,000 compared to $1,243,000 of cash provided by financing activities for the nine months ended January 3, 1997. This change is attributable to the Company's aforementioned new financing arrangement with Heller Financial along with the proceeds from the private placement that was completed in mid-October.

         Working capital amounted to $3,296,000 at January 2, 1998 an increase of $773,000, since April 4, 1997. The ratio of current assets to current liabilities at January 2, 1998 was 1.96 to 1.00 compared to 1.60 to 1.00 at April 4, 1997.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998

SALES BY PRODUCT LINE

         The Company continues to experience growth in its sales of remote access products following its decision to strategically aligned its sales focus towards this marketplace versus sales of input\output devices. The sales information for the second quarter of fiscal 1998 ended January 2, 1998 is listed below. Management is fairly optimistic that the level of sales of remote access products as a percentage of net revenue will continue to increase over the remainder of the current fiscal year and should approach the level of 50% of net revenues by the end of the fiscal year.

                             Remote Access Servers                Input\Output Devices             Total
                        Sales $ (000's)     % of Total       Sales $ (000's)    % of Total     Sales $ (000's)   % of Total
                        ---------------    -----------       ---------------    ----------     ---------------   ----------
Third Quarter:
         98              $  782                42%                  $1,081          58%            $ 1,863           100%
         97               1,344                39                    2,133          61               3,477           100

First Nine Months:
         98              $4,142                47%                  $4,726          53%            $ 8,868           100%
         97               3,426                34                    6,580          66              10,006           100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended January 2, 1998, the Company initiated a private placement of 500,000 shares of Common Stock. As of January 2, 1998, the Company raised $934,400 and an additional $724,800 through October 16, 1997. The proceeds from this private placement are to be used to fund new product development and provide additional working capital. The proceeds from the private placement along with the working capital provided by Heller Financial, and the funds expected to be generated by operating activities, should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1998. Cash commitments for non-cancelable long-term operating real and personal property leases during fiscal 1998 are approximately $262,000. The Company has no plans for any major capital improvements.

         The Company expects continued growth in the sales of its remote access products. At January 2, 1998, the Company had open orders of approximately $89,000. Management believes that the additional funding raised through the private placement along with the funding available from the Heller Financial relationship should provide the Company with the working capital required to grow the Company through new product development and marketing activities.

         The Company's management believes that the financial results for the third quarter that ended on January 2, 1998 was not indicative of the anticipated financial results for the fourth quarter of this fiscal year. The Company has resolved the problems that it had with its major outsourcing vendor and has subsequently entered into a relationship directly with a manufacturer of the products that the outsourcing vendor had manufactured. As of February 12, 1998, the Company is in receipt of purchase orders from a major customer totaling in excess of $2,000,000 for products that the Company believes it will be able to ship during the fourth quarter of this fiscal year. Management believes that sales to VAR's and international customers are on-track to exceed sales to these customers during the third quarter. The Company has sufficient inventory available to meet these anticipated increases in sales.

                          PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable


ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held, on November 25, 1997, its Annual Meeting of Stockholders at which the following actions were taken:

                  1. Four directors were elected to serve until the 1998 Annual Meeting of Stockholders and until their successors are elected:

                  Name                       For                   Withheld
                  ----                       ---                   --------
                  Thomas J. Anderson         3,765,267             1,000
                  Richard A. Hansen          3,765,267             1,000
                  John D. Freitag            3,765,267             1,000
                  William C. Lovely          3,765,267             1,000

                  2. A proposal to adopt the Company's Equity Incentive Plan for officers, directors, employees and consultants was approved:

                  For                 Against                    Abstain
                  ---                 -------                    -------
                  3,757,487           7,280                       1,500

                  3. A proposal to amend the Company's Certificate of Incorporation to reduce the number of shares of Common Stock the Company is authorized to issue from 50,000,000 shares to 25,000,000 was approved:

                  For                Against                    Abstain
                  ---                -------                    -------
                  3,764,054          1,214                       1,000

                  4. BDO Seidman, LLP was elected as independent public accountants for the Company for its 1998 fiscal year:

                  For                Against                    Abstain
                  ---                -------                    -------
                  3,752,085          1,172                      13,010

                           PART II - OTHER INFORMATION



ITEM 5.           OTHER INFORMATION

                  Not Applicable.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibit Number    Description of Exhibit
                      --------------    ----------------------
                      3.1(i)            Restated Certificate of
                                        Incorporation of Registrant as amended

                      27                Financial Data Schedule

                  b. On November 12, 1997, the filed Form 8-K reporting that on October 16, 1997, the Company sold an aggregate of 187,500 shares of common stock, par value $.01, for an aggregate purchase price of $600,000. The shares were placed through Pennsylvania Merchant Group Ltd., which received a commission in the aggregate amount of $37,500.

                  The Company sold the shares to one investor, The Tailwind Fund Ltd. Pursuant to the exemption from registration afforded by Regulation S under the Securities Act of 1933, as emended.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTONE CORPORATION


Date: February 13, 1998            By:  \s\ Thomas J. Anderson
                                        ----------------------
                                        President and Chief Executive Officer
                                        (Principal Operating Officer)


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

                                  EXHIBIT INDEX

Exhibit Number      Description of Exhibit

3.1 (i)             Restated Certificate of Incorporate of Registrant as amended

27                  Financial Data Schedule