Form 10KSB
period 1998-04-03
COMPUTONE CORPORATION
filed 1998-09-04
CIK 819479

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended April 3, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________ to _________________

                         Commission file number 0-16172

                             COMPUTONE CORPORATION
                             ---------------------
                 (Name of small business issuer in its charter)

                     Delaware                                                   23-2472952
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer  Identification No.)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia                        30005
-----------------------------------------------------------               ------------------------
       (Address of principal executive offices)                                  (Zip code)

Registrant's telephone number:  (770) 625-0000

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:   Common Stock, $.01 par value
                                                     ----------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended April 3, 1998 were $11,894,000.

On September 1, 1998, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $17,337,434.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,553,777 shares of Common Stock outstanding on September 1, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None
Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                                   COMPUTONE CORPORATION

                             INDEX TO FORM 10-KSB


                                                                Page
                                                                ----
PART I.

Item   1.   Description of Business.                              3

Item   2.   Description of Property.                              10

Item   3.   Legal Proceedings.                                    11

Item   4.   Submission of Matters to a Vote of Security Holders.  11



PART II.

Item   5.   Market for  Common Equity and Related Stockholder
            Matters.                                              12

Item   6.   Management's Discussion and Analysis or Plan of
            Operation.                                            12

Item   7.   Financial Statements.                                 18

Item   8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.                  18



PART III.

Item   9.   Directors, Executive Officers, Promoters and
            Control Persons;  Compliance With
            Section 16(a) of the Exchange Act.                    19

Item  10.   Executive Compensation.                               20

Item  11.   Security Ownership of Certain Beneficial Owners and
            Management.                                           22

Item  12.   Certain Relationships and Related Transactions.       23

Item  13.   Exhibits and Reports on Form 8-K.                     24

            Signatures                                            27

                                     PART I

Item 1.   Description of Business.
-------   -----------------------

          (a) General Development of Business.
              -------------------------------

     Computone Corporation (the "Company") was incorporated as a Delaware corporation in 1987 under the name CPX, Inc. In August 1987, the Company acquired certain operating divisions of Computone Systems Incorporated pursuant to an order of the United States Bankruptcy Court for the Northern District of Georgia, and simultaneously changed its name to Computone Systems Incorporated. In May 1988, the Company changed its name to World-Wide Technology Inc. In May 1991, the Company changed its name from World-Wide Technology Inc. to Computone Corporation.

     Since March 1996, the Company has been the subject of an investigation by the SEC (Commission) and, on November 21, 1996, the SEC issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the Commission's Atlanta District Office of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the Staff intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating
Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)
(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)-5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder. The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996, and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October
6, 1995, January 5, 1996, January 3, 1997, and October 3, 1997. As a result of the foregoing, the Company will be required, among other things, to restate certain previously issued financial information (See Item 6. below). The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

     On June 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Ladia Communications Technologies, Inc., a newly-formed subsidiary of the Company ("LCTI"), New Computone Corporation, a newly formed subsidiary of the Company ("Newco"), Ladia, L.L.C., a Massachusetts limited liability company and heretofore an unrelated third party ("Ladia") and the members of Ladia. A copy of the Agreement is included as Exhibit 10.81 to this Form 10-KSB Annual Report and reference is made to such exhibit for a full statement of the terms and conditions of the transactions contemplated by the Agreement. In summary, the Agreement provides that the current holders of the Company's Common Stock and the current members of Ladia will become stockholders of LCTI and Registrant and Ladia will be subsidiaries of LCTI. The Agreement provides that the current members of Ladia and the holders of approximately $ 250,000 of debt owed by Ladia would initially receive approximately 430,000 shares of LCTI Common Stock and, subject to the satisfaction of certain specified criteria relating to Ladia financial performance through April 30, 1999, could receive up to 8.1 million additional shares of LCTI Common Stock. Should Ladia meet all of the performance criteria set forth in the Agreement, Ladia would obtain a controlling interest in LCTI.

     A copy of the Company's June 9, 1998 press release relating to execution of the Agreement is included as Exhibit 10.82 to this Form 10-KSB Annual Report.

     The Company and Ladia are currently renegotiating certain terms of the Agreement. The Company cannot predict if or when the renegotiated Agreement will be completed and there can be no assurances given at this time that the transactions contemplated by the Agreement will be consummated.

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

     (c) Narrative Description of Business.
         ---------------------------------

     Current Business

     The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types while customers base their purchasing decisions on product performance, support, quality, reliability price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

     During fiscal 1997, the Company introduced products that provide remote access communications to corporate Local Area Networks ("LANs") and the Internet. These communication server products address the fast-growing Internet connectivity market as well as the remote communications requirements of corporations with multiple offices, remote and traveling personnel and telecommuting. Other principal Company products are multi-port communications adapters ("subsystems") that manage the flow of data between serial devices (e.g., terminals, printers and modems) and the central processing unit ("CPU") of a host computer. Neither product area is date sensitive and will not require adaptation to comply with Year 2000 requirements.

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

     The Internet has experienced significant growth over the last several years as indicated by the 25-fold growth in the past five years of Internet Hosts, or connected computers. It is anticipated that this growth will continue at least until the year 2000. The Intranet server market is nearly twice as large as the Internet server market. The anticipated growth in the Internet server market is 142% from 1996 to 1998 and 390% from 1998 to the year 2000 while the Intranet server market is anticipated to grow 122% from 1996 to 1998 and 404% from 1998 to the year 2000. This information was obtained from the Merrill Lynch publication "I'Net Computing" dated July 17, 1996.

     With the significant growth opportunities in the remote access area in mind, the Company re-positioned itself during fiscal 1996 from a sales perspective to address these opportunities. These remote access products allowed the Company to compete for and obtain significant orders directly from Value Added Re-sellers ("VAR's") and large major corporations. This re-positioning required the Company to increase its direct domestic VAR sales channel from 1,280 at the beginning of the 1996 fiscal year to 1,400 at the end of the 1998 fiscal year while its number of domestic distributors decreased from 14 at the beginning of the 1996 fiscal year to 6 at the end of the 1998 fiscal year. Management believes that the focus of sales of remote access products towards VAR's and major customers versus distributors is necessary because of the requirement to provide technical support for these products. While sales through distribution are made at a greater discount than through other channels, the level of support that needs to be provided to the distribution channel is greater than to other channels and therefore not as cost effective. Conversely, customers in the VAR and major account channels are, in general, more technically competent and require a lesser degree of technical assistance. Further, management believes that margins tend to be higher with sales to VAR's than to distributors as a result of the lesser degree of discounting. Additionally, management believes that with 6 domestic distributors, it has the proper number of distributors required to go forward with its sales objectives. With the increased number of VAR's in its sales channel, management believes that the greater number provides management with a better opportunity to also meet these sales objectives. The mix of domestic distributors includes distributors that operate on both national and regional levels. The additional costs of doing business with distributors versus VAR's and major customers, such as technical suport, co-op advertising and pricing discounts, support management's decision to maintain a domestic distribution customer base at its current level.

     During the 1995 fiscal year, the Company had sales of approximately $921,000 in remote access products, or 6% of net revenues. During the 1996 fiscal year, sales of remote access products grew to approximately $1,936,000, or 20% of net revenues. Sales of remote access products grew to approximately $4,394,000, or 34% of net revenues during the 1997 fiscal year. During the 1998 fiscal year, sales of remote access products continued to grow to approximately $6,172,000, or 50% of net revenues. The Company is cautiously optimistic that sales of remote access products will continue to increase significantly during fiscal 1999.

     Both the new communication server products and traditional multi-port products of the Company address remote access markets. The new communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high-speed serial communication devices. IntelliServer software incorporates a UNIX-like operating system and LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols and includes Radius, the de facto security utility.

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

     The Company currently offers five families of multi-port products with widespread industry name recognition: ValuePort, IntelliPort II, IntelliPort II EXpandable, IntelliCluster and the high speed PowerRack Port solution. These products, combined with the IntelliServer communication server products, are currently marketed to distributors, systems integrators, VARs and large volume end-users. Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

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

Manufacturing

     The Company subcontracts with independent contract manufacturers that specialize in product manufacturing to procure most parts and services involved in the production of a majority of its products. The Company believes that this approach to manufacturing is advantageous because of the reduced capital requirements, production flexibility, reduced equipment and facilities needs and reduced headcount requirements.

Technology

Communication Servers

     The IntelliServer product line provides remote communication to Local
Area Networks (known as "remote access") so that users of networks can access services and computers on networks from anywhere in the world. Network users can work anywhere and gain access to corporate networks for Internet access, remote client access, multi-user host access and remote office access. Standardized protocols are used so that the IntelliServer is independent of the different operating systems used on networked computers. The IntelliServer provides transparent remote access to Ethernet LAN's, provides easy access to Internet services, and routes TCP/IP traffic using the industry standard PPP protocol. For remote / branch offices, the IntelliServer is an easy to use dial-up router for serial connection to a home office, Internet services or dial-in / dial-out modem accesses.

     The IntelliServer products utilize workstation caliber hardware and a sophisticated UNIX-like operating system and industry standard Ethernet TCP/IP networking protocols. Ethernet TCP/IP networks are the standard for Unix and Internet networking. Internet access, remote access and network routing are among the faster growing network market segments. In addition to remote and Internet access, the IntelliServer allows traditional serial devices, such as those used with the Company's multi-port products, to interface and communicate over Local Area Networks.

     Both SlimLine and PowerRack models are available in the IntelliServer product family. The PowerRack provides high performance with the convenience of a rack mount/table top enclosure. Serial port bit rates up to 921,600 bits per second on all serial channels meet and exceed the most demanding throughput requirements using V.34 modems and/or ISDN links. The SlimLine offers an attractive table top or wall mount enclosure. Both models are expandable from the initial 16 ports up to a total of 64 serial ports, can be connected directly to a Ethernet TCP/IP LAN, or can be booted independently and operated as a stand alone unit. The recent introduction of automated set up has resulted in a significant increase in the use of the IntelliServer product among the Internet Service Provider community.

Asynchronous (Serial) Multi-Port I/O Subsystems

     The Company's multi-port subsystems provide remote access and multi-user/multi-port solutions. They allow multiple serial devices (terminals, printers, plotters, modems, Point-of-Sale, data acquisition, bar code scanners, etc.) to be connected to a PCI, PC AT ("ISA"), EISA or Micro Channel "host" computer. Multi-port subsystems can be either non-intelligent (placing the burden of managing I/O functions on the host computer's CPU) or intelligent (off loading the host computer of I/O-related tasks and increasing overall throughput within the system).


The Company's multi-port products currently consist of:

     .  ValuePort - economical 4-port solutions for ISA/EISA computers.
        ---------

     .  IntelliPort II - high-performance 4-port and 8-port solutions for ISA,
        --------------
        EISA and Micro Channel computers.

     .  IntelliPort II EXpandable - scaleable high-performance 16 to 64 port
        -------------------------
        subsystems for PCI, ISA, EISA and Micro Channel computers.

     .  IntelliCluster - scaleable long-distance 16 to 1,024 multi-port
        --------------
        subsystems for organizations with widely distributed workgroups for PCI and ISA/EISA computer systems.

     .  IntelliPort III - PowerRack Port - scaleable rack mounted 16 to 64 port
        --------------------------------
        subsystem providing one of the industry's highest throughput speeds of up 921 Kbps on all 64 ports.

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

     The Company's most popular multi-port families, the IntelliPort II and IntelliPort II EXpandable, are high-performance subsystems that require no host system memory space, eliminating traditional conflicts with other host devices. The newest addition to the IntelliPort II EXpandable family is support for PCI bus compatible systems. The Company believes it was the one of the first companies to offer multi-port products for the new high performance PCI system bus. In addition, the Company has added support for high-speed RS-422 communications systems.

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

     IntelliSet - allows users to select data rate, flow control and similar hardware related features that are not directly supported by the operating system or device drivers. Users can "lock in" individual parameters, or specify them as defaults that can subsequently be changed.

     IntelliTools - software enables users to monitor, diagnose and administer a Computone multi-port installation from a remote location, saving users time and money.

     The new IntelliPort III PowerRack port includes all features included with the IntelliPort II family plus the option of a rack mountable chassis and increased throughput speeds of 921 Kbps on all 64 ports. Drivers that are currently used with the IntelliPort II products can be used with the IntelliPort III products.

     Management believes that the PowerSurfer is the world's fastest ISDN modem on the market today. Using integral compression, the ISDN BRI modem can support data rates up to 512 Kbps. Correspondingly, the serial interface supports bit rates up to 921.6 Kbps to ensure the asynchronous serial line does not slow the ISDN link. When used with the Computone IntelliServer PowerRack, which also supports 921 Kbps, the full ISDN bandwidth can be utilized. The PowerSurfer will maximize the use of ISDN BRI links by providing the latest in ISDN and serial technology. This product is optimum for corporate networks and Internet Service providers who now demand the fastest internet access for their dial-in users.

     The PowerGate is a low-cost, high-speed serial card which management believes will be introduced in conjunction with the release of the PowerSurfer. When installed in remote P.C's, this single and two-port serial card will allow remote users a connection of up to 921 Kbps to an ISDN BRI line via a PowerSurfer while avoiding the potential bottleneck that may occur with a slower serial interface on a P.C. A complete Computone solution of a PowerGate serial card connected to a PowerSurfer across a BRI ISDN line to a Computone PowerRack provides one of the industry's fastest remote access connections currently available today.

     The new TotalAccess DCS-5000 is a high performance Ethernet Digital remote access server providing Wide Area Network (WAN) interfaces for multiple PRI or T1/E1 links. Both digital and analog calls are supported within the PRI/T1/E1 links, such as calls made with 33.6 kbps and 56 kbps analog modems and ISDN BRI terminal adapters. The DCS-5000 supports dual redundant, hot swap power supply modules. All cable connections are made from the front of the chassis, which is tabletop or rack mountable.

     Computone multi-port products are well suited for Novell LANs that require multiple modems for remote access and outbound services such as Bulletin Boards
(BBS). Computone products are compatible with popular communications applications, including Funk Software (remote access software WanderLink), NetWare CONNECT (certified by Novell Labs), Windows 95 (PPP) remote applications, Cheyenne FAXServe (Cheyenne certified), Mustang Software (BBS), Galacticom (BBS) and CITRIX multi-user products.

Synchronous and Multi-Protocol Hardware

     The Company has developed several configurable communications adapters for use by VARs and OEMs. These adapters are designed to support popular and emerging asynchronous and synchronous data communications protocols such as SDLC, HDLC and X.25.

     The Company has developed:

     .  The AT6SE, a medium-speed adapter with two synchronous communications
        ---------
        ports and four built-in   asynchronous ports for ISA systems.

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

     Customers for the Company's products are located throughout the world. During the Company's 1998 fiscal year, approximately 82% of the Company's revenues were generated in the United States. Sales in the United States represented 70% of revenues for the Company's 1997 fiscal year.

     The development of product testing and customer services is an on-going program for the Company. Through its product testing staff, the Company offers product specification programs, compatibility testing with computers and other peripherals, operating systems and applications software, beta testing and competitive product testing. Through its customer service staff, the Company continues to build its program which responds to customer needs with accurate solutions in a timely manner. The customer may receive updates or revisions of operating system device drivers from this department, may obtain them via modem from the Company's 24-hour on-line Bulletin Board Service or from the Company's INTERNET ftp site.

Competition

     The growing market for products of the type offered by the Company is highly competitive. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types while customers base their purchasing decisions on product performance, support, quality, reliability price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

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

     The Company's competition comes from (i) other manufacturers of remote access and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers and (iii) LAN device manufacturers. The products manufactured by the Company and by each of its competitors vary in capability, function and performance. Trends in new microcomputer technology, especially with regard to a process known as memory caching, a relatively inexpensive method of faster access to greater amounts of internal computer memory, thus maximizing overall performance, have rendered many of the Company's (as well as its competitors') older products incompatible with certain configurations of new computers coming into the market. In response to the changing technology, the Company implemented a design and production program addressing full compatibility with this new technology, resulting in the production of its "I/O-mapped" architecture, ValuePort, IntelliPort II, IntelliPort II EXpandable and IntelliCluster products. In response to the current trend of telecommuting and having remote access to a corporate network, the Company implemented the IntelliServer product line. The latest addition to its line, the PowerRack version, meets and exceeds the requirements for the latest remote access technology with serial port bit rates up to 921.6 kbps on each of its 64 (PPP) lines.

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

     The trends in new microcomputer technology combined with the Company's competitors continuing to improve the design and performance of their products has caused the Company to review continually its reserve for obsolescence of inventory components. While the Company experienced a decrease in inventories of approximately $1,218,000 during the 1998 fiscal year, this decrease included the sell through of approximately $700,000 of inventory that was on consignment at the end of the prior fiscal year. As a result of the Company's flat year to year sales, its focus more toward remote access type solutions and the creation of a reserve for its warranty and repair inventory, the Company increased its inventory reserve by $451,000 to $851,000 during the year ended April 3, 1998. The Company believes that its reserve for excess and obsolete inventory components is adequate.


Export Sales

     The Company's sales from customers located outside the United States, primarily in Europe, Central and South America and the Asia-Pacific region, include approximately $2,115,000, or 18% of net revenues, and $3,780,000, or 30% of net revenues, for the years ended April 3, 1998 and April 4, 1997, respectively. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers

     During the 1998 and 1997 fiscal years, the Company's largest customer was Wal*Mart with product sales of approximately $2,925,000 or 25% of product sales in fiscal 1998 and approximately $844,000 or 7% of product sales in fiscal 1997.

Research and Development

     During fiscal years 1998 and 1997, the Company's research and development expenditures were $1,288,000 and $1,065,000, respectively. In addition, for fiscal years 1998 and 1997, the Company capitalized $168,000 and $279,000 of software development costs.

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

     The Company holds source code software licenses for both AT&T UNIX and Microsoft XENIX multi-user operating systems. These licenses are valuable in providing the software drivers that are required to interface with multi-user operating systems that utilize the Company's intelligent controllers. In addition, the Company is an SCO authorized developer, a Hewlett-Packard software supplier, an authorized UNIVEL developer, an authorized Novell developer and a participant in Sun Microsystem's "Catalyst" and Solaris development programs. The Company also holds a source code license for CSI's Access/SNA Nucleus II and Access/SNA 3270. The licenses are non-exclusive and subject to renewal on a periodic basis. While the continued availability of such licenses cannot be assured, they are generally granted to manufacturers of computer peripheral products and software developers.

Employees

     At April 3, 1998, the Company had 66 full-time employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Backlog

     The Company's VAR customers typically place orders on an as needed basis while certain major customers and OEMs place orders with delivery dates of up to three months in the future. Therefore, the Company does not believe that its backlog is a good indicator of future sales. At April 3, 1998, the Company's backlog was approximately $1,263,000. The Company anticipates that substantially all of its backlog will be shipped during the first half of the 1999 fiscal year.

Other

     Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect upon capital expenditures, earnings or the competitive position of the Company.


Item 2.    Description of Property.
-------    -----------------------

     The Company's production and research and design facilities are currently located in a 22,400 square foot building in Alpharetta, Georgia, which it has occupied since October 1997. The principal lease for those facilities expires September 30, 2007 and has an average annual rent expense of approximately $178,000. The Company believes that its facilities and equipment are well maintained, in good operating order and sufficient for its current needs.

Item 3.    Legal Proceedings.
-------    -----------------

     Since March 1996, the Company has been the subject of an investigation by the SEC and, on November 21, 1996, the Commission issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the SEC's Atlanta District Office of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the Staff intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating
Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)- 5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder. The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996 and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October 6,
1995, January 5, 1996, January 3, 1997 and October 3, 1997. As a result of the foregoing, the Company will be required, among other things, to restate certain previously issued financial information (See Item 6. below). The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

     On July 13, 1998, the Company was served with a Complaint filed in the U.S. District Court for the Central District of California by Marshall Industries ("Marshall"). Marshall seeks approximately $ 1.02 million dollars from the Company alleging breach of contract in connection with manufacture of certain supplies for the Company. Of the total damages sought, approximately $ 368,000 relate to product shipped to the Company and the remaining damages allegedly arise from the Company's failure to order further product from Marshall. The Company intends to vigorously defend this suit as the contract specifically provides for a limitation of the amount of product to be purchased by the Company to a 60 day supply. The Company currently has insufficient information to make a determination as to whether the outcome of this litigation would result in a material adverse change in the business or prospects of the Company.

     On or about June 3, 1998, the Company was served with a Complaint in the Bankruptcy Court of the Central District of California arising out of the bankruptcy of Capella Worldwide Networking, Inc. ("Capella"). The debtor in possession has asserted a preference action pursuant to Section 547 of the Bankruptcy Code based upon the return to the Company of approximately $ 1.3 million worth of goods that were sold to Capella pursuant to a noncancellable, nonreturnable purchase order. The suit also seeks recovery for breach of contract relating to an alleged receivable owed by the Company of approximately $ 167,000. The Company disputes the value of the returned goods and intends to defend against the preference action alleging that it was fraudulently induced to provide product to Capella. In the alternative, the Company will also serve a counterclaim alleging a breach of contract claim against Capella seeking approximately $2.7 million in damages for Capella's breach. The Company has also been advised by Comerica Bank of Comerica's alleged security interest in the product returned to the Company. If necessary, the Company will also vigorously defend this action. The Company currently has insufficient information to make a determination as to whether the outcome of this or the threatened litigation would result in a material adverse change in the business or prospects of the Company.

     On June 30, 1997, Edward T. Lack, Jr. ("Lack") a former employee of the Company, filed a complaint in the Superior Court of Fulton County, Georgia alleging breach of his employment contract with the Company. Lack seeks $189,421.94, plus interest costs and expenses of litigation, including
attorney's fees.   The Company intends to defend this action vigorously, which will be scheduled for trial this fall.


Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ---------------------------------------------------

     Not applicable.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
------     --------------------------------------------------------

     (a)  Market Information.
          ------------------

     The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc. (the "NASD").

                Year ended April 3, 1998        Year ended April 4,  1997
                ------------------------        -------------------------

                    High          Low               High         Low
                    ----          ---               ----         ---
1st Quarter        $5.63         $3.13             $3.06        $1.88
2nd Quarter         5.50          3.13              6.25         1.38
3rd Quarter         6.50          3.00              9.63         4.75
4th Quarter         6.75          3.00              7.75         4.00

As of September 1, 1998, the closing price for the Company's common stock was $3.06 per share.

       On July 22, 1998, the Company was notified by the NASDAQ Stock Market, Inc. that effective July 29, 1998 the Company's Common Stock would be delisted from the NASDAQ SmallCap Market because of the Company's failure to make a timely filing of the Company's Form 10-KSB Annual Report for Registrant's fiscal year ended April 3, 1998. On July 27, 1998, the Company filed an appeal with the NASDAQ Stock Market, Inc. which is currently pending. The Company has now filed its Form 10-KSB for the Company's fiscal year ended April 3, 1998.

     (b)  Holders.
          -------

     As of April 3, 1998, the Company had approximately 1,700 holders of record of the 7,382,622 shares of Common Stock then outstanding.

     (c)  Dividends.
          ---------

     The Company has never declared or paid dividends on its Common Stock.


Item 6.    Management's Discussion and Analysis or Plan of Operation.
-------    ----------------------------------------------------------

Recent Developments
-------------------

     On November 21, 1996, the Commission issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the Commission's Atlanta District Office of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the Staff intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating
Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)
(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)-5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder. The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996 and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October 6,
1995, January 5, 1996, January 3, 1997 and October 3, 1997. As a result of the foregoing, the Company will be required, among other things, to restate certain previously issued financial information (discussed below). The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

     In response to the foregoing, the Company has taken a number of steps including (a) changing the application of its revenue recognition policy, effective with the fourth quarter of the fiscal year ended April 3, 1998 to defer recognition of revenue to customers who are not the end users of the Company's products until such time as the product has been sold through to the end user, (b) improving its quarterly and fiscal year end cut-off procedures,
(c) accepting the resignation of the Company's President and Chief Executive Officer subsequent to April 3, 1998 and (d) accepting the resignation of the Company's Chief Financial Officer subsequent to year end. The Company believes that these steps will provide reasonable assurances that the aforementioned accounting errors do not recur.

Results of Operations
---------------------

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

     During fiscal 1998, the Company incurred a loss of $3,466,000 on revenues of $11,894,000 as compared to a loss in fiscal 1997 of $71,000 on revenues of $12,638,000. The operating results during fiscal 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and
administrative expenses.   Sales volume during the year was unfavorably affected
by internal delays in releasing new product into the market, external delays in receiving product delivery from suppliers due to the Company's cash shortages, loss of a large customer due to bankruptcy, as well as the effects on revenues of the accounting change adopted in the fourth quarter of fiscal 1998 to defer the recognition of revenue on sales made to distributors until such time as the product has been sold through to the end user. Margins were unfavorably affected by sales made to the Company's largest customer (representing 25% of aggregate revenues) at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party products that were bundled with the Company's remote access products, and increases to the Company's inventory reserves in response to the foregoing matters. General and administrative expenses were unfavorably affected by the Company's cost to relocate its corporate offices, higher compensation costs and higher legal costs. These matters are discussed more fully below.

     With respect to the 1998 operating results, during the first six months of fiscal 1998 the Company generated net income of $391,000 (as originally reported) as compared to the second half of fiscal 1998 in which the Company incurred a net loss of $3,857,000. This variance in operating results between these two six month periods, in the amount of $4,248,000, results from a number of factors including a change in sales mix during the second half of fiscal 1998 from the higher margin I/O products towards sales of third party products that were bundled with the Company's remote access products ($1,000.000); the effects of sales recorded incorrectly in the second quarter in advance of completion of the earnings process which were ultimately reversed or credited in the second half of fiscal 1998 ($750,000); increases to the inventory reserve for slow moving inventory in the second half of fiscal 1998 ($550,000); the effects of changing the Company's revenue recognition policies in the fourth quarter to defer revenue recognition on sales made to distributors ($300,000) and increases in general and administrative expenses ($900,000) discussed below. The Company will be amending certain of its periodic filings on Form 10-QSB to take into account certain of the matters discussed above.

     The following discussion provides additional information with respect to the fiscal 1998 results of operations.

     The Company experienced disappointing sales volume in fiscal 1998. Many companies in the greater Atlanta metropolitan area have greater financial, technological, manufacturing, marketing and personnel resources than the Company. As a result, the Company has experienced difficulty in recruiting the appropriate personnel required to ensure the timely release of its scheduled new products. These delays in the release of new product during fiscal 1998 had an unfavorable effect on operating results. Also, during the summer of 1997, as a result of working capital shortages, the Company was placed on credit hold with one its former outsource manufacturers. During the time that the payment issues were being resolved, the Company's outstanding purchase orders with this vendor were removed from the vendor's build schedule. After these payment issues were resolved, the Company was notified by this vendor that as a result of the Company's orders being removed from their system, they had not yet procured certain long lead time components necessary to fulfill the Company's orders and would therefore not be able to make deliveries by the requested delivery dates. The Company did not receive many of the orders with delivery dates during the Company's third fiscal period, which ended on January 2, 1998, until the end of the fiscal period. Many of the Company's customers purchase products on an as needed basis. To the extent that the Company's products are not available when the customer needs them, the customer will often purchase a competitor's product and the likelihood of future purchases of the Company's products by that customer is jeopardized.

     As a result of the new product delivery delays, along with the delivery delays from the contract manufacturers, the Company experienced significant decreases in its net sales through both its domestic and international sales channels. During fiscal 1998 compared to fiscal 1997, net sales through the domestic distribution channel decreased by approximately $1,762,000, or 64%, sales through the international distribution channel decreased approximately $815,000, or 28%, and sales in the Asia Pacific territory decreased by approximately $849,000, or 98%. Net VAR sales decreased by approximately $79,000, or 2%, during fiscal 1998 compared to fiscal 1997.

     The Company has made the transition of its sales focus toward the higher growth opportunities in the Internet and Intranet marketplace and, as a result, was able to secure a number of significant orders directly from VAR's and major corporations. Sales of remote access products during the 1998 fiscal year increased to approximately $5,907,000, or 50% of net revenues, from $4,393,000, or 35%, of net revenues during fiscal 1997. During the 1998 fiscal year, as a result of the delivery delays of the PowerSurfer and PowerGate products, the Company bundled sales of its remote access products with products manufactured by third parties in an effort to provide customers with a complete solution. Margins associated with the sale of third party products are considerably less than those margins attainable through sales of the Company's products. During the 1998 fiscal year, the Company sold approximately $758,000, or 6% of net revenues, of third party remote access products at an approximate gross margin of 21%, compared to fiscal 1997 sales of third party products of approximately $350,000, or 3% of net revenues, at an approximate gross margin of 33%.

     Management believes that the release of the Company's TotalAccess DCS-5000 will have a major impact on the Company's sales growth. This product combines the features of a high performance Ethernet digital remote access server with up to 10 DSP 24-channel modem cards. It is intended for use by Internet Service Providers (ISPs) and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate intranets. The TotalAccess DCS-5000 will eliminate the Company's dependence on third party products and management believes that it can be sold at a considerable margin. Management anticipates that the DSC 5000 will be available for delivery by the end of the Company's 1999 fiscal third quarter.

     During fiscal 1998, net sales to major accounts increased by approximately $2,362,000, or 273%, to $3,226,000 from $864,000 in fiscal 1997. This increase is attributable to sales of approximately $2,925,000, or 25% of net revenue to the Company's largest customer, Wal*Mart. Sales to OEM accounts increased during fiscal 1998 to approximately $903,000 from approximately $616,000 during fiscal 1997, an increase of $287,000, or 47%. Management believes that sales to major accounts and OEMs will continue to be a significant part of the Company's sales mix.

     Cost of products sold for fiscal 1998 totaled $9,240,000 or 78% of product sales (22% gross margin) in fiscal 1998 compared to $7,344,000 or 58% of product sales (42% gross margin) for fiscal 1997. This increase in cost of goods sold as a percentage of product sales can be attributed primarily to the increase in reduced margin sales of third party products along with the significant amount of sales, as a percentage of net revenues, to one major customer. Gross margins were negatively impacted by the dollar volume increase, approximately $408,000, in sales of third party products. These sales are made at considerably lower margins than the Company's other products. Margins associated with these sales of third party products averaged approximately 21%. The remaining decrease in margin can be attributed to the Company's net increase in its reserves for excess and obsolete inventory of approximately $451,000 from $400,000 to $851,000. Management believes that the Company's gross margins will continue to be negatively impacted until it is no longer dependent upon the products of third party vendors and the overall net revenue mix is not as heavily dependent upon sales to one major customer.

     Selling, general and administrative ("S, G & A") expenses for fiscal 1998 totaled approximately $4,914,000 compared to approximately $4,215,000 for fiscal 1997, an increase of $699,000 or 17% from the prior fiscal year. This increase can be attributed to an increase in salaries and benefits of approximately $230,000, an increase of approximately $74,000 in legal expenses, an increase of approximately $20,000 in marketing/trade show expenses, an increase of $165,000 pertaining to the Company's relocation, a $228,000 increase in bad debt expenses and $47,000 in public company expenses.

  Product development costs charged to expense for fiscal 1998 totaled approximately $1,288,000, or 11% of product sales, is compared to approximately
$1,065,000, or 8%, of product sales for fiscal 1997.   This fiscal 1998 increase
of $223,000, or 21%, is attributed primarily to a $189,000 reduction of capitalized development costs, a $54,000 increase in the amortization of capitalized development costs, a $42,000 increase in computer leases and supplies along with a $62,000 decrease in salaries and benefits attributable primarily to the March 1997 resignation of the Company's Vice President of Engineering.

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

     During its 1997 fiscal year, the Company had a net loss of approximately $71,000 compared to a net loss of approximately $2,307,000 during fiscal 1996 as discussed more fully below. This difference can be attributed primarily to the $2,973,000 million, or 31%, increase in revenues during fiscal 1997. The Company made the transition of its sales focus towards the higher growth opportunities in the Internet and Intranet marketplace and as a result, was able to secure a number of significant orders directly from VAR's and major corporations. During the 1997 fiscal year, the Company was able to add to its direct domestic VAR sales channel and has maintained the same number of domestic distributors (6) as in the prior year.

     During the 1997 fiscal year, the Company had sales of remote access products of approximately $4,393,000, or 35% of net revenues, compared to sales during fiscal 1996 of approximately $1,936,000, or 20% of net revenues.

     Revenues for fiscal 1997 totaled approximately $12,638,000 compared to $9,665,000 for fiscal 1996, an increase of $2,973,000, or 31%. This increase can be attributed primarily to the $2,264,000, or 120%, increase in sales of remote access products. Sales of other products increased during fiscal 1997 by $776,000, or 10%, compared to fiscal 1996. Net sales to domestic distributors increased approximately $869,000, or 62%, from $1,407,000 in fiscal 1996 to $2,276,000 in fiscal 1997. This increase can be attributed to the Company's efforts to monitor more closely the inventory levels at domestic distributors and to keep them closer to their monthly point of sale ("POS") average. As a result, returns from domestic distributors decreased by $1,109,000 during fiscal 1997 from $1,511,000 in fiscal 1996 to $402,000 in fiscal 1997. Net sales to VAR's were approximately $4,724,000 during fiscal 1997 compared to $2,091,000 during fiscal 1996, an increase of $2,633,000, or 126%. This increase can be attributed to the Company's sales strategy, initiated during fiscal 1996, which focused on increasing direct sales versus sales through distribution. Net sales in the Asia Pacific region were approximately $927,000 during fiscal 1997 compared to $198,000 in fiscal 1996, an increase of $729,000, or 368%. This increase can be attributed to an increase in sales of synchronous communications products and remote access products. Net sales to international distributors were $2,912,000 in fiscal 1996 compared to $2,909,000 in fiscal 1997. Net sales to OEM's and major accounts were down from $2,855,000 in fiscal 1996 to $1,480,000 in fiscal 1997, a decrease of $1,375,000, or 48%. This decrease can be attributed to the installation delay within a division of a major customer along with the delay in the installations being scheduled for a major customer of an OEM.

     Cost of products sold for fiscal 1997 totaled $7,344,000 compared to $6,640,000 for fiscal 1996 or 58% of product sales (42% gross margin) in fiscal 1997 versus 69% of product sales (31% gross margin) in fiscal 1996. This decrease in cost of goods sold as a percentage of product sales can be attributed primarily to a reduction in raw materials costs resulting from the Company's continuing efforts to outsource the majority of its production. Raw material costs as a percentage of net revenues decreased from 57% in fiscal 1996 to 49% in fiscal 1997 as the Company was able to negotiate cost reductions from major suppliers while placing orders for increased quantities of goods. The remaining increase in margin can be attributed to a reduction in fixed manufacturing overhead expenses.

     S, G & A expenses for fiscal 1997 totaled approximately $4,215,000 compared to $3,934,000 for fiscal 1996, an increase of $281,000 or 7% from the prior fiscal year but as a percentage of revenues, S, G&A expenses decreased from 41% of revenues in fiscal 1996 to 33% of revenues in fiscal 1997. This decrease as a percentage of revenues can be attributed to the Company's efforts to reduce operating costs along with its ability to increase the productivity of the infrastructure in place.

     Product development costs charged to expense for fiscal 1997 totaled approximately $1,065,000, or 8%, of product sales compared to approximately
$1,294,000, or 13%, of product sales for fiscal 1996.   This decrease of
$229,000 can be attributed primarily to the accelerated amortization, during fiscal 1996, of capitalized development costs that were incurred prior to fiscal 1994.

Restatement of 1997 financial data
----------------------------------

     The Company has restated its financial statements for the fiscal year ended April 4, 1997 (as presented herein). The restatement of the fiscal 1997 financial statements result from the improper recognition of revenue on certain sales, which had the effect of overstating sales by $260,000 and overstating operating income and net loss by $120,000 or $0.02 per share as follows:


                                                  Year Ended April 4, 1997
                                              --------------------------------
                                              As Reported          As Restated
                                              -----------          -----------
                                         (In Thousands, except per share amounts)

Revenues                                       $ 12,898             $ 12,638
Operating Income                               $    134             $     14
Net Income <loss>                              $     49             $    (71)
Basic and Diluted Earnings (Loss)Per Share     $   0.01             $ ( 0.01)
Accumulated Deficit                            $(39,674)            $(39,794)

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the year ended April 3, 1998, the Company incurred a net loss of approximately $3.5 million and, as of April 3, 1998, is in violation of certain financial covenants under its revolving loan and security agreement. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's operating results for the year ended April 3, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the year was unfavorably affected by internal delays in releasing new products into the market, external delays in receiving product delivery from suppliers due to the Company's cash shortages, as well as, the effects on revenues of the accounting change adopted in the fourth quarter of fiscal 1998 to defer the recognition of revenue on sales made to distributors until such time as the product has been sold through to the end user. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party products that were bundled with the Company's remote access products, and increases to the Company's inventory reserves. General and administrative expenses were unfavorably affected by the Company's cost to relocate its corporate offices, higher compensation costs, bad debts, and legal costs.

     The Company's operating results for the first quarter ended July 3, 1998 (Q1 of fiscal 1999) show a loss and the Company expects that such losses will continue at least through the second quarter of fiscal 1999.

     The Company has taken steps in response to the unfavorable fiscal 1998 results of operations including, among others, making changes in certain executive officers and members of the Board of Directors, and, refocusing its efforts in product development. Management estimates that new products will be introduced into the market place by the end of the Company's fiscal third quarter which management estimates will have a significant favorable effect on the Company's sales growth and operating results.

     In order to meet the Company's liquidity needs arising from the operating losses, the Company is endeavoring to raise between $2 million and $5 million during the summer and fall of 1998 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock under Regulation
D of the Securities Act of 1993.   Management believes that these funds together
with the financing provided under the Company's revolving line of credit agreement will be sufficient to fund the Company's operations during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital or that funds under the Company's revolving line of credit, for which the Company is currently in default, will continue to be available to the Company. Further, there can be no assurance, assuming the Company successfully raises additional funds and maintains its revolving line of credit facility, that the Company will achieve profitability or positive cash flow.

     The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), current maturities of long-term debt ($536,000) and investments in research and development ($1,288,000 in fiscal 1998). With respect to current maturities of long-term debt, approximately $495,000 of the $536,000 is due to related parties, the payment terms of which the Company believes can be extended as needed. With respect to research and development, the Company believes that its investments in fiscal 1999 will not be materially different than the investments made in recent years including fiscal 1998.

     FISCAL 1998 COMPARED TO FISCAL 1997

     Cash used in operating activities amounted to $2,096,000 during fiscal 1998 compared to cash used in operating activities of $914,000 during fiscal 1997. The increase in cash used in operating activities in the amount of $1,182,000 can be attributable primarily to the loss from operations of $3,466,000 in fiscal 1998 compared to a $71,000 loss in fiscal 1997. The 1998 changes in working capital items compared to 1997 include an increase in cash used to fund changes in accounts receivable of $1,060,000 and a decrease in cash used to fund changes in inventories of $2,711,000.

     Cash used in investing activities amounted to an outflow of $607,000 during fiscal 1998 compared with an outflow of $437,000 for fiscal 1997. The decrease in net cash outflow in fiscal 1998 compared to fiscal 1997 resulted from a decrease of $111,000 in capitalized software costs that was offset by an increase in capitalized expenditures of $335,000.

     Cash provided by financing activities amounted to $2,761,000 during fiscal 1998 versus cash provided by financing activities of $1,296,000 during fiscal 1997. The Company had net borrowings of approximately $1,252,000 against its line of credit. The Company raised approximately $1,775,000 through private placements and an additional $100,000 through a shareholder loan. The Company repaid approximately $578,000 in debt during the fiscal year.

     Working capital amounted to $875,000 at April 3, 1998 compared to $2,403,000 at April 4, 1997, a decrease of $1,528,000. The ratio of current assets to current liabilities at April 3, 1998 was 1.15 to 1.00 compared to 1.57 to 1.00 at April 4, 1997. The decrease in working capital was attributable to the loss from operations.

     FISCAL 1997 COMPARED TO FISCAL 1996

     Cash used in operating activities amounted to $914,000 during fiscal 1997 compared to cash used in operating activities of $199,000 during fiscal 1996. The increase in cash used in operating activities in the amount of $715,000 can be attributable primarily to the $2,185,000 increase in inventories during 1997. This $2,185,000 increase in inventory can be attributed to $650,000 of inventory shipped to a customer during the fourth quarter for which revenue recognition had been deferred, pending payment and sell-through of this inventory by the customer, as well as approximately $700,000 of purchases of materials required to complete the deliveries during the first half of fiscal 1998 associated with a non-cancelable, non-returnable purchase order received in January 1997 along with the acquisition of approximately $600,000 in components required for the anticipated purchase order from one of the Company's largest customers. This purchase order was not received until June 1997. The 1997 changes in working capital items include an increase in accounts receivable of $188,000 and an increase in prepaid expenses of $88,000. The foregoing uses of cash during the fiscal year were partially offset by the cash provided from the $668,000 increase in payables and accrued liabilities.

     Cash used in investing activities amounted to an outflow of $437,000 during fiscal 1997 compared with an outflow of $336,000 for fiscal 1996. The increase in net cash outflow in fiscal 1997 compared to fiscal 1996 can be attributed to the increase in capital expenditures during fiscal 1997.

     Cash provided by financing activities amounted to $1,296,000 during fiscal 1997 versus cash provided by financing activities of $381,000 during fiscal 1996. The Company raised approximately $1,400,000 through a private placement and an additional $250,000 through a shareholder loan. The Company repaid approximately $296,000 in debt during the fiscal year.

     Working capital amounted to $2,403,000 at April 4, 1997 compared to $693,000 at April 5, 1996, an increase of $1,710,000. The ratio of current assets to current liabilities at April 4, 1997 was 1.57 to 1.00 compared to 1.18 to 1.00 at April 5, 1996. The increase in working capital was attributable to the increase in receivables and inventories.


Capital Expenditures
--------------------

     The Company does not plan any major capital expenditures in the foreseeable future.

Impact of Inflation
-------------------

     Management believes that inflation has not had a material effect on the Company's operations.

New Accounting Pronouncements
-----------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 130, "Reporting Comprehensive Income".   SFAS No. 130 establishes standards
for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal year 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt
SFAS No. 131 in fiscal 1999.   Implementation of this disclosure standard will
not affect the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirements Benefits". SFAS 132 revised employers' disclosures about pension and other postretirement benefits plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain of loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

Securities Litigation Reform Act
--------------------------------

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements that involve risk and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the SEC, including the pending SEC investigation, the outcome of pending litigation, and the Company's ability to obtain adequate working capital.

Year 2000 Risks
---------------

     The year 2000 issue relates to computer programs and systems which recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999.

     The company has conducted a review of its internal computer programs and operating systems to assess the impact of the year 2000 issue. The Company believes that its internal computer programs and systems are capable of addressing the year 2000 issue, and that no remediation or specific expenditures are required in this regard. The Company is in the process of assessing year 2000 compliance with its key vendors and other companies doing business with it. Although the Company is optimistic that it will able to timely address any year 2000 problems that it identifies, the failure of the Company's or third parties' systems to be year 2000 compliant could have material adverse effect on the Company's business, financial condition or results of operations. During fiscal year 1998 the Company established a Y2K task force consisting of 3 internal engineers. The company is cautiously optimistic that this task force will address all of its year 2000 concerns.

Item 7.   Financial Statements.
-------   ---------------------

     The financial statements and supplementary data required by this Item are set forth at the pages indicated in Part IV, Item 13(a), of this Form 10-KSB Annual Report.

Item 8.   Changes In and Disagreements With Accountants On Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

      None
                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
------    -------------------------------------------------------------
          Compliance with Section 16 (a) of the Exchange Act.
          --------------------------------------------------

     (a)  Identification of Directors.
          ---------------------------

     The following information regarding the Company's directors is based, in part, on information furnished by these individuals.

Name                     Age                     Position With Company                    Since
----                     ---                     ---------------------                    -----
Richard A. Hansen          57      Chairman of the Board and a Director                    1992
John D. Freitag            69      Acting President and Chief Executive Officer from
                                   April 30, 1998 to July 31, 1998. Director, Chairman
                                   of the Board and Chief Executive Officer October 31,
                                   1992 until April 25, 1996                               1992
Joel Weber                 47      Director                                                1998
Perry J. Pickerign         35      President, Chief Executive Officer and a Director       1998

  The Board of Directors currently does not have an Executive Committee, a Nominating Committee or a Compensation Committee, but intends to create such committees and appoint members thereof following the election of directors at the Company's 1998 annual meeting of stockholders. Effective August 1, 1998, the Audit Committee of the Company's Board of Directors consists of Joel Weber, John D. Freitag, and Richard Hansen, a director of the Company since 1992 and Chairman of the Company's Board of Directors since April 25, 1996.

  The directors of the Company do not receive any compensation for serving in such capacity. Following the Company's 1998 Annual Meeting of Stockholders, the Company intends to follow the practice of annually granting each director an option to purchase shares of the Company's Common Stock. Each such option would be exercisable for a period of ten years at the market price of the Company's Common Stock on the date of the grant.

          Information regarding the principal occupations of each director of the Company during the past five years follows. Each director holds office until the next annual meeting of stockholders and until his successor is elected.

          Mr. Hansen was elected Chairman of the Board on April 25, 1996 and has been an executive officer, director and principal stockholder of Pennsylvania Merchant Group, an investment-banking firm, since November 1986. Mr. Hansen is also a director of UltraLife Batteries, Inc., a manufacturer of lithium batteries, and of a number of private companies.

          Thomas J. Anderson resigned as President and Chief Executive Officer of the Company effective April 30, 1998. He had been Chief Executive Officer since April 25, 1996 and had been President of the Company since November 3,
1992.   Reference is made to the Separation  Agreement dated as of April 30,
1998 between the Company and Mr. Anderson filed as Exhibit 10.83 to this Form 10-KSB Annual Report.

          Mr. Freitag served as the Acting President and Chief Executive Officer from April 30, 1998 through July 31, 1998. From November 1992 until April 25, 1996 he was Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of Leopard Industries, Inc., a private investment management corporation.

     Gregory A. Alba resigned as Vice President, Finance and Administration and Chief Financial Officer of the Company effective July 27, 1998 and had served in that position since April 1996. For the prior twenty months, Mr. Alba served as Controller of the Company. Prior to joining the Company, Mr. Alba was the Chief Financial Officer for twenty-one months of American Medcare Corporation, a developer of medical and dental practice management software. Reference is made to the Separation Agreement dated as of July 27, 1998 between the Company and Mr. Alba filed as Exhibit 10.84 to this Form 10-KSB Annual Report.

     (b) Identification of Executive Officers.
         ------------------------------------

     The following are the executive officers of the Company, exclusive of those for whom information is provided in the previous section of this Item 9, as of July 31, 1998:

                                                                  Officer
Officer                Age         Position With Company           Since
-------                ---  ------------------------------------  -------
Greg B. Roseberry       36  Acting Chief Financial Officer          1998
Duncan E. Hume          38  Vice President, International Sales     1994
Brian D. Kretschman     47  Vice President, North American Sales    1996

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

     On July 27, 1998, the Company appointed Greg Roseberry, the Controller of the Registrant since April 1998, Acting Chief Financial Officer of the Company pending the retention of a permanent new Chief Financial Officer.

     On July 30, 1998, the Company appointed Perry J. Pickerign as
President, Chief Executive Officer and a director of the Company effective as of August 1, 1998. Mr. Pickerign has been a self-employed high technology consultant since September 1997, was Director of Marketing for Comtrol Corporation from June 1993 to September 1997, was a strategic planning and marketing consultant from March 1991 to June 1993 and previously held management
positions with ITT Financial Services and 3M Company.   Reference is made to the
Employment Agreement dated as of July 31, 1998 between the Company and Mr. Pickerign filed as Exhibit 10.85 to this Form 10-KSB Annual Report.

     (c)  Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934, as amended (the
"1934 Act") requires that the officers, directors and persons who own 10% or more of a class of equity securities of a corporation, such as the Company, which has a class of equity securities registered under Section 12 of the 1934 Act file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation, the SEC and the NASD. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders (the "Reporting Persons"), and the Company's review of the monthly statements of ownership changes filed with the Company by its Reporting Persons during the fiscal year ended April 3, 1998, the Company believes that all such filings by its Reporting Persons required during such fiscal year were made on a timely basis.

Item 10.   Executive Compensation
---------------------------------

The following table sets forth the compensation paid by the Company during each of the three fiscal years ended April 3, 1998, April 4, 1997 and April 5, 1996 for services rendered in all capacities to the Company's Chief Executive Officer and its four other most highly compensated executive officers whose compensation exceeded $100,000 in the fiscal year ended April 3, 1998.

                                             Summary Compensation Table
                                             --------------------------
---------------------------------------------------------------------------------------------------------------
                                                                          Long Term Compensation
---------------------------------------------------------------------- ---------------------------- -----------
                            Annual Compensation                                  Awards
---------------------------------------------------------------------- ---------------------------- -----------
            (a)              (b)      (c)         (d)         (e)          (f)            (g)         (h)
                                                            Other                       Securities
         Name and                                           Annual      Restricted      Underlying   All Other
         Principal                                          Compen-       Stock          Options/    Compen-
         Position           Year    Salary ($)  Bonus ($)   sation ($)  Awards(s) ($)    SARS (#)    sation ($)
---------------------------------------------------------------------- ---------------------------- -----------
Thomas J. Anderson,         FY98   $130,000     $30,102     $   -         $    -              -        $     -
President and Chief         FY97    130,000      36,157         -              -              -              -
Executive Officer (1)       FY96    122,500      13,350         -              -          100,000            -

Brian D. Kretschman,        FY98   $100,999     $   -       $   -         $    -           10,000      $     -
Vice President -            FY97       -            -           -              -           22,000            -
North American Sales        FY96       -            -           -              -              -              -

Duncan E. Hume,             FY98   $107,900     $   -       $   -         $    -              -        $     -
Vice President -            FY97    106,082         -           -              -              -              -
International Sales         FY96    101,750         -           -              -              -              -


(1) Mr. Anderson resigned on April 30, 1998.

(2) Mr. Perry J. Pickerign was appointed as the Company's Chief Executive Officer effective August 1, 1998.
    Mr. Pinkerign's annual salary is $ 150,000 and the Company has granted him 350,000 non-qualified stock options.
---------------------------------------------------------------------------------------------------------------

                                                     21

                              Option Grants in Last Fiscal Year
                              ---------------------------------

                          Individual Grants                               Option Term
---------------------------------------------------------------------    -------------
            (a)                   (b)             (c)           (d)           (e)

                               Number of      % of Total
                              Securities        Options
                              Underlying      Granted to    Exercise or
                                Options      Employees in   Base Price     Expiration
       Name                   Granted (#)    Fiscal Year    ($ /share)        Date
       ----                  ------------    ------------   -----------    -----------

Brian D. Kretschman             10,000          19.87%         $4.63         11/25/02



                        Aggregated Option Exercises in Last Fiscal Year
                               and Fiscal Year End Option Values
                        -----------------------------------------------

                                                                                              Value of
                                                                        Number of            Unexercised
                                                                  Securities Underlying     In-the-Money
                                                                  Unexercised Options/     Options/SARs at
                                                                  SARs at Fiscal Year        Fiscal Year
                                Shares                                   End (#)               End ($)
                              Acquired on        Value                Exercisable /        Exercisable* /
       Name                  Exercise (#)    Realized ($)             Unexercisable         Unexercisable
       ----                  ------------    ------------         ---------------------   ----------------

Gregory A. Alba                    -               -                 13,277 / 5,000        64,725 / 24,375

Duncan E. Hume                     -               -                 32,500 /  -          158,438 / 0

Brian D. Kretschman                -               -                 22,166 / 14,666      108,059 / 71,477

----------
*  Market price at April 3, 1998 was $6.00 per share.


                                                            22

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
--------    --------------------------------------------------------------

     The following table sets forth as of July 10, 1998 the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                             Shares            Percent of
 Name of Individual                        Beneficially       Outstanding
or Identity of Group                       Owned(1)(2)       Common Stock(2)
----------------------------------------  --------------  ---------------------
                                             Direct
                                             ------

5% Holders (exclusive of Directors):
-----------------------------------
  Thomas J. Anderson....................     877,000(4)           11.88%
      Roswell, Georgia

Directors:
---------
  Richard A. Hansen.....................   1,695,095(3)           22.96%
      West Conshohocken, Pennsylvania
  John D. Freitag.......................     317,854(5)            4.31%
      Potomac, Maryland

Executive Officers:
------------------
  Gregory A. Alba.......................      18,277(6)             .25%
      Alpharetta, Georgia
    Duncan E. Hume......................      32,500(7)             .44%
      Alpharetta, Georgia
    Brian D. Kretschman.................      39,500(8)             .54%
      Alpharetta, Georgia

   All directors and executive officers
    as a group (5 persons)..............   2,103,226(9)           28.49%

     (1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

     (2) Under the rules of the SEC, a person is deemed to be the beneficial owner of securities if he has, or shares, "voting power" (which includes the power to vote, or to direct the voting of, such securities) or "investment power" (which includes the power to dispose, or to direct the disposition, of such securities). Under these rules, more than one person may be deemed the beneficial owner of the same securities. The percentage of outstanding Common Stock is less than 1% unless otherwise indicated.

     (3) Mr. Hansen is the Chairman of the Board, a director and a principal stockholder of PMG, which owns all of the outstanding capital stock of PMGI, and an executive officer and a director of PMGI. Mr. Hansen disclaims beneficial ownership of the 275,598 shares of the Company's Common Stock owned by PMG and PMGI. Mr. Hansen owns 1,695,095 shares of the Company's Common Stock directly or approximately 22.96% of the Company's outstanding Common Stock.

     (4) Mr. Anderson was the President and Chief Executive Officer of the Company until April 30, 1998 and is the direct beneficial owner of 877,000 shares of the Company's Common Stock, which includes an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.13, totaling approximately 11.88% of the Company's outstanding Common Stock.

     (5) Mr. Freitag may be deemed the direct beneficial owner of 317,854 shares of Common Stock, which includes options to purchase 100,000 shares at an exercise price of $2.00 per share and the direct beneficial owner of warrants to purchase 25,000 shares of Common Stock, totaling approximately 4.31% of the Company's outstanding Common Stock.

     (6) Mr. Alba, who resigned as an officer of the Company effective July 27, 1998, previously held options granted in January 1995 to
           purchase 3,277 shares of the Company's   Common Stock at $3.22 per
           share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Alba was also granted options to purchase 15,000 shares at $1.13 per share. Mr. Alba now holds options to purchase 18,277 shares, of which 13,277 shares are currently exercisable.

     (7) Mr. Hume previously held options granted in January 1994 to purchase 50,000 shares of the Company's Common Stock at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. Mr. Hume now holds options to purchase 32,500 shares, of which 32,500 shares are currently exercisable.

     (8) Mr. Kretschman previously held options granted in May 1993 to purchase 1,667 shares of the Company's Common Stock at $3.00 per share and options granted in January 1994 to purchase 8,334 shares at $3.22 per share. In December 1995, these options were reduced by 25% and their exercise price was reduced to $1.13. In December 1995, Mr. Kretschman was also granted options to purchase 22,000 shares at $1.13 per share. In November 1997, Mr. Kretschman was also granted options to purchase 10,000 shares at $4.63 per share. Mr. Kretschman now holds options to purchase 39,500 shares, of which 21,166 shares are currently exercisable.

     (9) This total excludes 275,598 shares of the Company's Common Stock beneficially owned by PMG and PMGI of which Mr. Hansen, a director of the Company, is an executive officer, a director and a stockholder.


Item 12.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

     The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis Travel is 20% owned by a director of the Company. During the 1998 and 1997 fiscal years, the Company made purchases of $87,000 and $111,000, respectively, at rates not in excess of those charged to other persons in arms' length transactions.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  The following documents are filed as part of this Form 10-KSB Report:

                                                                       Page
                                                                 --------------
        (1) Consolidated Financial Statements:

           Report of Independent Certified Public Accountants           29

            Consolidated Balance Sheets                                 30

            Consolidated Statements of Operations                       31

            Consolidated Statements of Cash Flows                       32

            Consolidated Statements of Stockholders' Equity             33

            Notes to Consolidated Financial Statements                  34

        (2) Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts              46
(c)  Exhibits

Exhibit
Number  Description of Exhibit
------  ----------------------

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

10.77 * Promissory Note dated as of December 20, 1995 of William C. Lovely payable to Richard A. Hansen

10.78 * Pledge Agreement dated as of December 20, 1995 of William C. Lovely in favor of Richard A. Hansen

10.79 * Stock Purchase Agreement dated as of December 21, 1995 between PMG Investors, Inc. and Richard A. Hansen

10.80 * Promissory Note dated as of December 21, 1995 of Richard A. Hansen payable to PMG Investors, Inc.

10.81 Agreement and Plan of Reorganization dated as of June 5, 1998 by and among Computone Corporation, Ladia Communications Technology, New Computone Corporation, Ladia, L.L.C. and the members of Ladia, L.L.C.

10.82    June 9, 1998 press release issued by Computone Corporation

10.83 Separation Agreement dated as of April 30, 1998 between the Company and Thomas J. Anderson

10.84 Separation Agreement dated as of July 27, 1998 between the Company and Gregory A. Alba

10.85 Employment Agreement dated as of July 31, 1998 between the Company and Perry J. Pickerign

10.86 Lease dated March 28,1997 between MacDonald Development and the Company for certain premises located at 1060 Windward Ridge Parkway, Alpharetta, Georgia

10.87    The Company's 1997 Equity Incentive Plan

21    *  Subsidiary of Registrant

23    *  Consent of Independent Certified Public Accountants with respect to the
         Company's Stock Option Plan


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

                             COMPUTONE CORPORATION


                               BY   s/ Richard A. Hansen
                                    ----------------------------------
                                    Richard A. Hansen
                                    Chairman of the Board


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

 Signatures                      Capacity                                                Date
 ----------                      --------                                                ----
/s/ Richard A. Hansen     Chairman of the Board                                     September 3, 1998
------------------------
Richard A. Hansen

/s/ John D. Freitag       Acting President, Chief Executive Officer and a Director  September 3, 1998
------------------------  (principal executive officer)
John D. Freitag

/s/ Perry J. Pickerign    President and Chief Executive Officer and a Director      September 3, 1998
------------------------  (principal executive officer)
Perry J. Pickerign

/s/ Greg B. Roseberry     Acting Vice President, Finance and Administration and     September 3, 1998
------------------------  Chief Financial Officer
Greg B. Roseberry         (principal financial and accounting officer)


Report of Independent Certified Public Accountants


Board of Directors
Computone Corporation


We have audited the accompanying balance sheets of Computone Corporation (the Company) as of April 3, 1998 and April 4, 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the accompanying schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computone Corporation at April 3, 1998 and April 4, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a significant net loss in fiscal 1998 and is in violation of certain covenants under its revolving loan and security agreement. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                        BDO SEIDMAN, LLP



Atlanta, Georgia
August 6, 1998


                                                  COMPUTONE CORPORATION
                                                     BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  April 3, 1998      April 4, 1997
                                                                                  -------------      -------------
                                                                                                      As Restated
                                                                                                        (Note 3)
ASSETS
Current assets:
    Cash and cash equivalents                                                         $     146         $      88
    Receivables, net of allowance for doubtful accounts
            of $668 at April 3, 1998 and $531 at April 4, 1997                            2,540             1,636
    Inventories, net                                                                      3,752             4,740
    Prepaid expenses and other                                                              102               170
                                                                                      ---------         ---------
Total current assets                                                                      6,540             6,634

Property, equipment and improvements, net                                                   594               276

Intangible assets, net                                                                      506               655

Other                                                                                        27                90
                                                                                      ---------         ---------

TOTAL ASSETS                                                                          $   7,667         $   7,655
                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                           $   2,600         $   2,647
    Accrued liabilities:
         Payroll                                                                             97               112
         Prepaid sales                                                                      523                 9
         Professional fees                                                                  153               171
         Other                                                                              504               439
   Line of credit                                                                         1,252             - - -
   Notes payable to stockholders                                                            460               250
   Current maturities of long term debt                                                      76               603
                                                                                      ---------         ---------
Total current liabilities                                                                 5,665             4,231

Notes payable to stockholders                                                                10               120

Long term debt, less current maturities                                                     116             - - -
                                                                                      ---------         ---------

Total liabilities                                                                         5,791             4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                                      - - -             - - -
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,382,622 and 6,712,074 shares outstanding                                 74                67
  Additional paid in capital                                                             45,062            43,031
  Accumulated deficit                                                                   (43,260)          (39,794)
                                                                                      ---------         ---------
Total stockholders' equity                                                                1,876             3,304
                                                                                      ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   7,667         $   7,655
                                                                                      =========         =========


                                         See accompanying notes to the financial statements.

                                                                 30

                                            COMPUTONE CORPORATION
                                           STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                Year Ended
                                                --------------------------------------------
                                                   April 3, 1998            April 4, 1997
                                                -------------------      -------------------
                                                                             As Restated
                                                                              (Note 3)
Revenues:
     Product sales                                   $11,894                  $12,638
                                                     -------                  -------
Expenses:
     Cost of products sold                             9,240                    7,344
     Selling, general and administrative               4,914                    4,215
     Product development                               1,288                    1,065
                                                     -------                  -------
                                                      15,442                   12,624
                                                     -------                  -------

Operating income (loss)                               (3,548)                      14

Other  income (expense):
     Other income (expense)                              240                       31
     Interest expense - affiliates                       (50)                     (38)
     Interest expense - other                           (108)                     (78)
                                                     -------                  -------

Loss before income taxes                              (3,466)                     (71)

Provision for income taxes                               - -                      - -
                                                     -------                  -------

Net loss                                             $(3,466)                 $   (71)
                                                     =======                  =======


Loss per common share:
            Basic                                    $ (0.49)                 $ (0.01)
                                                     =======                  =======
            Diluted                                  $ (0.49)                 $ (0.01)
                                                     =======                  =======




                       See accompanying notes to the financial statements.

                                             31

                                  COMPUTONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                        Year ended
                                                             --------------------------------
                                                             April 3, 1998      April 4, 1997
                                                             -------------      -------------
                                                                                 As Restated
                                                                                   (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(3,466)           $   (71)
  Adjustments to reconcile income (loss) from operations
     to net cash used in operations:
       Depreciation and amortization                                   501                674
       Provision for uncollectible accounts                            344                116
       Provision for inventory reserve                                 462                160
       Changes in current assets and current liabilities:
          Accounts receivable                                       (1,248)              (188)
          Inventories                                                  526             (2,185)
          Prepaid expenses and other                                    68                (88)
          Accounts payable and accrued liabilities                     717                668
                                                                   -------            -------


Net cash used in operations                                         (2,096)              (914)
                                                                   -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                                             63                  9
   Capitalized software development costs                             (168)              (279)
   Capital expenditures                                               (502)              (167)
                                                                   -------            -------

Net cash used in investing activities                                 (607)              (437)
                                                                   -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                           100                250
  Repayment to affiliates                                              (75)               (50)
  Incurrence of debt                                                   167                500
  Repayment of debt                                                   (503)              (296)
  Net borrowings (repayments) under lines of credit                  1,252               (599)
  Exercise of common stock options and warrants                         45                 73
  Issuance of common stock                                           1,775              1,418
                                                                   -------            -------

Net cash provided by financing activities                            2,761              1,296
                                                                   -------            -------

Net increase (decrease) in cash and cash equivalents                    58                (55)
Cash and cash equivalents, beginning of period                          88                143
                                                                   -------            -------
Cash and cash equivalents, end of period                           $   146            $    88
                                                                   =======            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                   $   142            $   116
                                                                   =======            =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
        Conversion of debt to equity                               $   218            $     0
                                                                   =======            =======

                          See  accompanying notes to the financial statements.

                                                32

                                                            COMPUTONE CORPORATION
                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              Preferred Stock          Common Stock
                                             -----------------      ------------------    Additional     Accumulated  Stockholders'
                                             Shares     Amount       Shares     Amount  Paid-In Capital    Deficit       Equity
                                             ------     ------      ---------   ------  ---------------  -----------  -------------
Balance, April 5, 1996                          0       $   0       6,354,911    $  64      $41,543       $(39,723)      $ 1,884

    Exercise of common stock options          - -         - -          57,163        0           73            - -            73
    Issuance of common stock                  - -         - -         300,000        3        1,415            - -         1,418
    Net loss - As Restated (Note 3)           - -         - -             - -      - -          - -            (71)          (71)
                                             ----       -----       ---------    -----      -------       --------       -------

Balance, April 4, 1997 - As Restated
  (Note 3)                                      0           0       6,712,074       67       43,031        (39,794)        3,304


    Exercise of common stock options          - -         - -          41,495        0           45            - -            45
    Issuance of common stock                  - -         - -         574,055        7        1,768            - -         1,775
    Conversion of debt to common stock        - -         - -          55,000        0          218            - -           218
    Cancellation of common stock              - -         - -              (2)       0            0            - -             0
    Net loss                                  - -         - -             - -      - -          - -         (3,466)       (3,466)
                                             ----       -----       ---------    -----      -------       --------       -------

Balance, April 3, 1998                          0       $   0       7,382,622    $  74      $45,062       $(43,260)      $ 1,876
                                             ====       =====       =========    =====      =======       ========       =======


                                        See accompanying notes to the financial statements.

                                                                33

                             Computone Corporation

                         Notes to Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

          Computone Corporation ("the Company") conducts its operations in the field of computer communications, including the manufacture and sale of intelligent computer add-on printed circuit boards and the development and sale of multi-user operating software. The Company produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value-added re-sellers and original equipment manufacturers.


FISCAL YEAR END

          The Company's fiscal year ends on the first Friday in April. The fiscal year ended April 3, 1998 had 52 weeks and the fiscal year ended April 4, 1997 had 52 weeks.

CASH EQUIVALENTS

          The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

          Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped. Beginning with the fourth quarter of the fiscal year ended April 3, 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user. The change is being implemented in response to management's determination that the estimated returns and allowances attributable to such sales cannot be accurately quantified and is considered a change in estimate under APB Opinion No. 20 Accounting Changes. The effect on the Company's fiscal 1998 financial statements of adopting this change was to reduce revenue by approximately $720,000 and reduce income by approximately $300,000 ($.04 per share).

          A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment. The Company generally provides a warranty of five years on all of its products sold.

INVENTORIES

          Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method.

          Raw materials that have no planned production life or exceed 18 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established, as management deems appropriate, for obsolete, excess and non-salable inventories, including finished goods inventories.

     Inventories are net of a reserve for obsolete, excess and non-salable items of $851,000 and $400,000 at April 3, 1998 and April 4, 1997, respectively.

                             Computone Corporation

                         Notes to Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Property and Equipment

          Property and equipment are carried at cost. Depreciation and amortization are provided by charges to operations using the straight-line method based on estimated useful lives (shorter of asset life or lease term for leasehold improvements). Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization charged to operations for the years ended April 3, 1998 and April 4, 1997 amounted to $188,000 and $415,000, respectively.

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

          Amortization expense during the years ended April 3, 1998 and April 4, 1997 was $313,000 and $259,000, respectively; software development costs totaling $168,000 and $279,000, respectively, were capitalized during such years.

VALUATION OF LONG-LIVED ASSETS

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed when incurred. Research and development amounted to $1,288,000 and $1,065,000 during the years ended April 3, 1998 and April 4, 1997, respectively.

INCOME TAXES

          Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No.109 (SFAS 109), "Accounting for Income Taxes". Management provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will benefit from the utilization of such deferred tax assets.

NET LOSS PER SHARE

          Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."


SIGNIFICANT RISKS UNCERTAINTIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could be different from these estimates.

                             Computone Corporation

                         Notes to Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT RISKS AND UNCERTAINTIES & USE OF ESTIMATES (CONTINUED)

Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, provisions for sales returns and allowances, allowance for uncollectible accounts, and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such differences could be material. Management believes that, as of April 3, 1998, the estimates used in the consolidated financial statements are adequate based on the information currently available.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the estimated fair values of its financial instruments approximates the carrying values of such financial instruments in all material respects. The fair value of cash and cash equivalents, receivables and short term borrowings approximate their carrying value due to their short term maturities. The fair value of long-term debt approximates carrying value based on the current rates offered to the Company for similar debt.

ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the statement of operations as a component of selling, general and administrative expenses. During fiscal 1998 and 1997, the Company incurred advertising expenses of $ 204,000 and $ 189,000 respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 130, "Reporting Comprehensive Income".   SFAS No. 130 establishes standards
for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal year 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

     In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt
SFAS No. 131 in fiscal 1999.   Implementation of this disclosure standard will
not affect the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirements Benefits". SFAS 132 revised employers' disclosures about pension and other postretirement benefits plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results.

                             Computone Corporation

                         Notes to Financial Statements



NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain of loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or a investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

RECLASSIFICATION

     Certain amounts have been reclassified in the prior year's financial statements to conform to the current year.

2.   GOING CONCERN UNCERTAINTY AND FUTURE OPERATIONS

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the year ended April 3, 1998, the Company incurred a net loss of approximately $3.5 million and, as of April 3, 1998, is in violation of certain financial covenants under its revolving loan and security agreement (see Note 5). These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's operating results for the year ended April 3, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the year was unfavorably affected by internal delays in releasing new products into the market, external delays in receiving product delivery from suppliers due to the Company's cash shortages, as well as the effects on revenues of the accounting change adopted in the fourth quarter of fiscal 1998 to defer the recognition of revenue on sales made to distributors until such time as the product has been sold through to the end user (see Notes 1 and 3). Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party products that were bundled with the Company's remote access products, and increases to the Company's inventory reserves. General and administrative expenses were unfavorably affected by the Company's cost to relocate its corporate offices, higher compensation costs and legal costs (see Note 3).

     The Company's operating results for the quarter ended July 3, 1998 (the first quarter of fiscal 1999) show a loss and the Company expects that such losses will continue at least through the second quarter of fiscal 1999.

     The Company has taken steps in response to the unfavorable fiscal 1998 results of operations including, among others, making changes in certain executive officers and members of the Board of Directors, and, refocusing its efforts in product development. Management estimates that new products will be introduced into the market place by the end of the Company's fiscal third quarter which management estimates will have a significant favorable effect on the Company's sales growth and operating results.

     In order to meet the Company's liquidity needs arising from the operating losses, the Company is endeavoring to raise between $2 million and $5 million during the summer and fall of 1998 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock under Regulation
D of the Securities Act of 1993.   Management believes that these funds together
with the financing provided under the Company's revolving line of credit agreement will be sufficient to fund the Company's operations during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital or that funds under the Company's revolving line of credit, under which the

                             Computone Corporation

                         Notes to Financial Statements


2.  GOING CONCERN UNCERTAINTY AND FUTURE OPERATIONS (CONTINUED)

Company is currently in default, will continue to be available to the Company. Further, there can be no assurance, assuming the Company successfully raises additional funds and maintains its revolving line of credit facility, that the Company will achieve profitability, or positive cash flow.

3.  RESTATEMENT OF FINANCIAL DATA

      The Company has restated its financial statements for the fiscal year ended April 4, 1997 (as presented herein) as a result of an ongoing investigation by the Securities and Exchange Commission ("Commission") into matters focused principally on the Company's revenue recognition policies and internal accounting controls. Since March 1996, the Company has been subject to an investigation by the Commission pursuant to a Formal Order of Private Investigation. Since that date, certain current and former officers and directors of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the Commission of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws and to recommend the filing of a complaint in federal court seeking a permanent injunction against the Company for violations arising from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made during certain of the quarterly and annual filings by the Company in the five year period ending April 3, 1998. As a result of the foregoing, the Company will be required to restate certain financial information previously filed with the Commission. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

      In response to the foregoing, the Company has taken a number of steps including (a) changing the application of its revenue recognition policy, effective with the fourth quarter of the fiscal year ended April 3, 1998, to defer recognition of revenue to customers who are not the end users of the Company's product until such time as the product has been sold through to the end user, (b) improving it's quarterly and fiscal year end cut-off procedures;
(c) accepting the resignation of the Company's president and chief executive officer subsequent to April 3, 1998; and (d) accepting the resignation of the Company's chief financial officer subsequent to year end. The Company believes that these steps will provide reasonable assurance that the aforementioned accounting errors do not recur.

      The restatement of the fiscal 1997 financial statements included herein results from the improper recognition of revenue on certain sales, which had the effect of overstating sales by $260,000 and overstating operating income and net income by $120,000 or $0.02 per share as follows.

                                                  Year Ended April 4, 1997
                                               -------------------------------
                                               As Reported         As Restated
                                               -----------         -----------
                                                        (In Thousands)

Revenues                                        $ 12,898              $ 12,638
Operating Income                                $    134              $     14
Net Income <loss>                               $     49              $    (71)
Basic and Diluted Earnings Per Share            $   0.01              $ ( 0.01)
Accumulated Deficit                             $(39,674)             $(39,794)


                             Computone Corporation

                         Notes to Financial Statements


4. OTHER BALANCE SHEET INFORMATION (IN THOUSANDS)

                                                                           APRIL 3,       APRIL 4,
                                                                             1998           1997
                                                                          ----------     ---------
                                                                                      (As Restated)
Inventories:
 Finished goods                                                             1,414           $1,880
 Work in process                                                              533              725
 Raw materials                                                              1,805            2,135
                                                                           ------           ------
                                                                            3,752           $4,740
                                                                           ======           ======
Property and equipment:
 Equipment                                                                  3,356           $3,211
 Furniture & fixtures                                                         487              396
 Leasehold improvements                                                       229              222
                                                                           ------           ------
                                                                            4,072            3,829
Less accumulated depreciation
  and amortization                                                          3,478            3,553
                                                                           ------           ------
                                                                              594           $  276
                                                                           ======           ======
Intangible assets:
 Software costs                                                             2,543           $2,376
Less accumulated amortization                                               2,037            1,721
                                                                           ------           ------
                                                                           $  506           $  655
                                                                           ======           ======

5. LONG-TERM DEBT AND LINE OF  CREDIT

   (a) Long-term debt consists of the following (in thousands):

                                                                            APRIL 3,      APRIL 4,
                                                                              1998          1997
                                                                          ----------     ---------
Prime plus one percent note payable to bank, interest only payments due monthly through April 1997 collateralized by accounts receivable, inventory and equipment and guaranteed by a director of the Company
 and repaid in June 1997.                                                  $  - -           $  500

Prime plus one and one-half percent note payable to  lender, payable in thirty-six monthly payments of principal plus interest, commencing on July 1, 1997, collateralized by accounts receivable, inventory
 and equipment (See Note 5b)                                                  167              - -

10% note payable to a major stockholder due on demand                         350              250

7% note payable to a major stockholder due December 1998                      125              200

7% notes payable to two major stockholders, $10,000 due April 2, 1999,
 $10,000 due December 31, 1999                                                 20               20

Other, principally extended vendor  payment plans, repaid in fiscal 1998      - -                3
                                                                             ----            -----
                                                                              662              973
Less current maturities                                                       536              853
                                                                           ------           ------
                                                                           $  126           $  120
                                                                           ======           ======

                             Computone Corporation

                         Notes to Financial Statements


5.    LONG-TERM DEBT AND LINE OF  CREDIT (CONTINUED)

Future maturities of long-term debt are as follows (See Note 5b) (in thousands):

           1999                $536
           2000                  61
           2001                  65
           2002                 - -
           2003                 - -
           Thereafter           - -
                               ----
                               $662
                               ====

  (b) On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 ($167,000 outstanding at April 3, 1998), at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and is payable at $4,233 per month through June 2000. Additionally a line of credit agreement exists with the lender for up to $2,500,000 ($1,252,000 outstanding at April 3, 1998) and is based on the available borrowing base, at a rate of prime plus 1.25% which is collateralized by the Company's accounts receivable. This agreement expires June 20, 2000 unless terminated by the lender with 60 days written notice. Upon termination, all outstanding borrowings are due and payable. At April 3, 1998, approximately $83,000 was available under the line of credit.

        The financing arrangement contains various affirmative and negative covenants and, as of April 3, 1998, the Company was in violation of the minimum net worth covenant. The lender has not exercised its remedies under the financing agreement at this time, however, the lender at its sole discretion can demand repayment of outstanding borrowings under the line of credit at any time. Should the lender demand repayment, this would have a materially unfavorable effect on the Company's operations. Refer to Note 2.

6.    COMMITMENTS

      Rent payable under noncancelable long-term operating leases for real and personal property relating to continuing operations is as follows (in thousands):

           1999          $  308
           2000             310
           2001             288
           2002             238
           2003             210
           Thereafter       854
                         ------
                         $2,208
                         ======

      Rent expense relating to continuing operations amounted to $276,000 and $238,000 for the years ended April 3, 1998 and April 4, 1997, respectively.

7.    INCOME TAXES

      The Company has available net operating and capital loss carryforwards amounting to approximately $53 million, including preacquisition operating loss carryforwards which relate to a predecessor company, which expire in 2013. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

                                    Computone Corporation

                         Notes to Financial Statements


7.    INCOME TAXES (CONTINUED)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

      The components of deferred tax liabilities and deferred tax assets are as follows (in thousands):

                                                                     1998             1997
                                                                   ---------        ---------
Deferred tax liabilities:
  Software costs                                                   $    141         $    213
                                                                   --------         --------
Total deferred tax liabilities                                     $    141         $    213
                                                                   ========         ========

Deferred tax assets:
 Allowance for doubtful accounts                                   $    152         $     97
 Depreciation                                                            44                7
 Inventory reserves                                                     324               21
 Other accrued expenses                                                 407              134
 Net operating loss carryforwards                                    10,590            9,885
 Valuation allowance                                                (11,376)         ( 9,931)
                                                                   --------         --------
Total deferred tax assets                                          $    141         $    213
                                                                   ========         ========

   The statutory federal income tax rate differed from the effective income tax rate as follows:

                                                                     1998             1997
                                                                   --------         --------
Statutory tax rate                                                      34 %             34 %
State tax rate, net of  federal tax benefit                               4                4
Effect of utilization of net operating losses
and in deferred tax asset valuation allowance                           (38)             (38)
                                                                   --------         --------
                                                                        - -%             - -%

8.    EARNINGS PER SHARE

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net loss for each period presented (the numerator) ($3,466,000 for fiscal 1998 and $71,000 for fiscal 1997) is divided by the weighted average number of common shares outstanding (the denominator) (7,088,000 in fiscal 1998 and 6,529,000 in fiscal 1997) resulting in basic and diluted EPS of ($0.49) for fiscal 1998 and ($0.01) for fiscal 1997. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

                             Computone Corporation

                         Notes to Financial Statements

9.    STOCK OPTIONS AND WARRANTS

      The Company has a non-qualified equity incentive plan, under which a committee of the Board of Directors is authorized to grant key employees, including officers and directors, options to purchase the Company's Common Stock. Options are exercisable at prices ranging from $1.13 to $6.00 per share. The options generally become exercisable 33 1/3% per year over a three year period from the date of the grant and the options generally expire five years from the date of the grant. 500,000 shares of Common Stock have been reserved for issuance under the equity incentive plan.

         The following tables summarize activity on stock options and warrants:

                                           Stock Options                              Warrants
                                    ---------------------------------        --------------------------------
                                    Number of        Weighted average        Number of       Weighted average
                                     Shares           Exercise Price          Shares          Exercise Price
                                    ---------        ----------------        ---------       ----------------
Outstanding at April 5, 1996         393,386              $ 1.23              160,080              $ 3.97

      Granted                        100,000              $ 2.00              228,600              $ 2.08
      Exercised                      (57,163)               1.83                - - -               - - -
      Forfeited or canceled           (6,435)               1.13                - - -               - - -
                                     -------                                  -------
Outstanding at April 4, 1997         429,788                                  388,680

      Granted                         50,333              $ 3.64                - - -               - - -
      Exercised                      (41,495)               1.13                - - -               - - -
      Forfeited or canceled           (1,748)               1.13              (16,667)             $10.50
                                     -------                                  -------
Outstanding at April 3, 1998         436,878                                  372,013
                                     =======                                  =======

Options and warrants exercisable at:

      April 4, 1997                  429,788              $ 1.33              388,680              $ 2.86
      April 3, 1998                  436,878              $ 1.62              372,013              $ 2.58

Weighted average remaining fair value of options granted during the year ended:

      April 4, 1997                $ 478,000
      April 3, 1998                $ 142,000

      The weighted average remaining life of options outstanding at April 3, 1998 was 2.7 years.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation expense was immaterial for fiscal years 1998 and 1997. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                             Computone Corporation

                         Notes to Financial Statements

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                                         Year ended      Year ended
(in thousands, except per share data)                                   April 3, 1998   April 4, 1997
                                                                        -------------   -------------
                                                                                         (As Restated)
Net loss applicable to common
 shareholders:                   as reported                              $(3,466)         $  (71)
                                 pro forma                                 (3,662)           (233)

Loss per common share, basic
 and diluted:                    as reported                              $ (0.49)         $(0.01)
                                 pro forma                                  (0.52)          (0.04)

      The fair value of stock options used to compute pro forma net income applicable to common shareholders and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1998 and 1997; Dividend yield was excluded from the computation for both years; expected volatility of 80.6% for fiscal 1998 and 67.5% for fiscal 1997; a risk free interest rate of 5.75% for fiscal 1998 and 6.64% for fiscal 1997 and an expected option life of 5.0 years for both fiscal 1998 and 1997.


10.  EQUITY TRANSACTIONS

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

YEAR ENDED APRIL 3, 1998
------------------------

      On May 2, 1997, the Company made a direct sale of 55,555 shares of common stock at a price of $4.50 per share. On July 4, 1997, the Company exchanged 55,000 shares of its common stock for the forgiveness of $218,000 of debt. During the period of August 28 through October 16, 1997, the Company raised a total of approximately $1,523,000, net of cash offering costs of $93,600 through a private placement. A total of 518,500 shares were sold at an offering price of $3.12 per share.

11.   OTHER RELATED PARTY TRANSACTIONS

      The Company incurred interest expense totaling $50,280 and $38,000 during the fiscal years ended April 3, 1998 and April 4, 1997 on obligations due to stockholders.

  The Company utilizes the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis Travel is 20% owned by a former director of the Company. During the 1998 and 1997 fiscal years, the Company made purchases of $87,000 and $111,000, respectively, at rates not in excess of those charged to other persons in arms' length transactions.

                             Computone Corporation

                         Notes to Financial Statements

12.   FOREIGN SALES AND MAJOR CUSTOMERS

      The Company's revenues from continuing operations include approximately $2,115,000 and $3,780,000 from foreign customers (principally in Europe, the Asia-Pacific region, South Africa and Central and South America) for the years ended April 3, 1998 and April 4, 1997, respectively.

      During the fiscal year ended April 3, 1998, one customer accounted for 25% of net revenues. One customer accounted for 7% of the Company's net revenues for the year ended April 4, 1997.

13.   EMPLOYEE BENEFIT PLAN

   The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 20% of their earnings, not to exceed amounts allowed under the

Code. In addition, the Company may make contributions at the discretion of the Board of Directors. During the 1998 and 1997 fiscal years, the Company made no such contributions to the plan.

14.   LITIGATION

      Since March 1996, the Company has been the subject of an investigation by the SEC (Commission) and, on November 21, 1996, the Commission issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the staff of the Commission's Atlanta District Office (the "Staff") of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the Staff intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating Section 17(a) of the Securities Exchange Act of 1933 and Sections 10(b), 13(a), 13(b) 2B and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)-5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder.
The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996, and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October 6, 1995, January 5, 1996, January 3, 1997, and
October 3, 1997. As a result of the foregoing, the Company will be required, among other things, to restate certain previously issued financial information. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

     On July 13, 1998, the Company was served with a Compliant filed in the U.S. District Court for the Central District of California by Marshall Industries ("Marshall"). Marshall seeks approximately $ 1.02 million dollars from the Company alleging breach of contract in connection with manufacture of certain supplies for the Company. Of the total damages sought, approximately $ 368,000 relate to product shipped to the Company and the remaining damages allegedly arise from the Company's failure to order further product from Marshall. The Company intends to vigorously defend this suit as the contract specifically provides for a limitation of the amount of product to be purchased by the Company to a 60 day supply. The Company currently has insufficient information to make a determination as to whether the outcome of this litigation would result in a material adverse change in the business or prospects of the Company.

     On or about June 3, 1998, the Company was served with a Complaint in the Bankruptcy Court of the Central District of California arising out of the bankruptcy of Capella Worldwide Networking, Inc. ("Capella"). The debtor in possession has asserted a preference action pursuant to Section 547 of the Bankruptcy Code based upon the return to the Company of approximately $ 1.3 million dollars worth of goods that were sold to Capella pursuant to the noncancellable, nonreturnable purchase order. The suit also seeks recovery for breach of contract relating to an alleged receivable owed by the Company of approximately $ 167,000. The Company disputes the value of the returned goods and intends to defend against the preference action alleging that it was fraudulently induced to provide product to Capella. In the alternative, the Company will also serve a counterclaim alleging a breach of contract claim against Capella seeking approximately $2.7 million dollars in damages for Capella's breach. The company has also been advised by Comerica Bank of Comerica's alleging security

                             Computone Corporation

                         Notes to Financial Statements


14.  LITIGATION  (CONTINUED)

interest in the product returned to the Company. If necessary, the Company will also vigorously defend this action. The Company currently has insufficient information to make a determination as to whether the outcome of this or the threatened litigation would result in a material adverse change in the business or prospects of the Company.

     On June 30, 1997, Edward T. Lack, Jr. ("Lack") a former employee of the Company, filed a complaint alleging breach of his employment contract with the Company in the Superior Court of Fulton County, Georgia. Lack seeks $189,421.94,
plus interest costs and expenses of litigation, including attorney's fees.   The
Company intends to defend this action vigorously, which will be scheduled for trial this fall.

      Other than the matters discussed above, the Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have an adversely material impact, individually or in the aggregate, on the Company's consolidated financial position and results of operations.

15.      CHANGES IN ACCOUNTING ESTIMATES

     During the fourth quarter of fiscal 1998, the Company made certain changes in accounting estimates which increased the net loss by approximately $ 880,000 ($ 0.12 per share) due to events in fiscal 1998 and new information becoming available. The changes in accounting estimates included deferring revenue on sales made to distributors (discussed in Note 3) by $ 300,000 ($0.04 per share), increasing the provision for excess and obsolete inventory by $ 390,000 ($0.055 per share) and increasing the provision for uncollectible accounts by $ 190,000 ($0.025 per share).

16.      SUBSEQUENT EVENTS

     On June 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Ladia Communications Technologies, Inc., a newly formed subsidiary of the Company ("LCTI"), New Computone Corporation, a newly formed subsidiary of the Company ("Newco"), Ladia, L.L.C., a Massachusetts limited liability company and heretofore an unrelated third party ("Ladia") and the member of Ladia. A copy of the Agreement is included as Exhibit 10.81 to this Form 10-KSB Annual Report and reference is made to such exhibit for a full statement of the terms and conditions of the transactions contemplated by the Agreement. In summary, the Agreement provides that the current holders the Company's Common Stock and the current members of Ladia will become stockholders of LCTI and Registrant and Ladia will be subsidiaries of LCTI. The Agreement provides that the current members of Ladia and the holders of approximately $ 250,000 of debt owed by Ladia would initially receive approximately 430,000 shares of LCTI Common Stock and, subject to the satisfaction of certain specified criteria relating to Ladia financial performance through April 30, 1999, could receive up to 8.1 million additional shares of LCTI Common Stock. Should Ladia meet all of the performance criteria set forth in the Agreement, Ladia would obtain a controlling interest in LCTI.

     The Company and Ladia are currently renegotiating certain terms of the Agreement. The Company cannot predict if or when the renegotiated Agreement will be completed and there can be no assurances given at this time that the transactions contemplated by the Agreement will be consummated.

                             Computone Corporation

                         Notes to Financial Statements



                Schedule II - Valuation and Qualifying Accounts

                  Years ended April 3, 1998 and April 4, 1997

                                                                 Additions
                                                   Balance        Charged
                                                   Beginning      to Costs                Balance,
                                                   of Year     and Expenses  Deductions  End of Year
                                                 -----------   ------------  ----------  -----------
                                                               ( in thousands)

Allowance for uncollectible accounts:
 Year ended April 3, 1998                        $   531       $  344         $207         $ 668
 Year ended April 4, 1997                        $   476       $  116         $ 61         $ 531

Allowance for slow-moving and
 obsolete inventory:
 Year ended April 3, 1998                            400          462           11           851
 Year ended April 4, 1997                            381          160          141           400

Valuation allowance for deferred tax assets:
 Year ended April 3, 1998                          9,931        1,445        - - -        11,376
 Year ended April 4, 1997                         10,163        - - -          232         9,931
