Form 10QSB
period 1998-07-03
COMPUTONE CORPORATION
filed 1998-09-11
CIK 819479

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 3, 1998


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-16172


                             COMPUTONE CORPORATION
       (Exact name of small business issuer as specified in its charter)


                              Delaware                                                     23-2472952
-----------------------------------------------------------------------    ---------------------------------------------
   (State or other jurisdiction of incorporation or organization)              (IRS Employer Identification Number)


1060 Windward Ridge Parkway, Suite 100, Alpharetta, GA 30005
------------------------------------------------------------
    (Address of principal executive offices)

Issuer's telephone number, including area code: (770) 625-0000

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes X     No
                                    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,602,751 shares of common stock on September 1, 1998.

Transitional Small Business Disclosure Format (check one):  Yes    No   X
                                                               ---     ---

                             COMPUTONE CORPORATION

                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:


        Balance Sheets as of July 3, 1998 and April 3, 1998                 3

        Statements of Operations for the three months ended July 3, 1998
        and July 4, 1997                                                    4

        Statements of Cash Flows for the three months ended July 3, 1998
        and July 4, 1997                                                    5

        Notes to Financial Statements                                       6


ITEM 2. Management's Discussion and Analysis or Plan of Operation           8



                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   12


ITEM 2. Changes in Securities                                               12


ITEM 3. Defaults Upon Senior Securities                                     12


ITEM 4. Submission of Matters to a Vote of Security Holders                 12


ITEM 5. Other Information                                                   12


ITEM 6. Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                  13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                                Balance Sheets
                                (in thousands)

                                                               July 3, 1998                April 3, 1998
                                                               ------------                -------------
                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $    497                    $    146
  Receivables, net of allowance for doubtful accounts
    of $782 at July 3, 1998 and $668 at April 3, 1998               1,348                       2,540
  Inventories, net                                                  3,139                       3,752
  Prepaid expenses and other                                          136                         102
                                                                 --------                    --------
Total current assets                                                5,120                       6,540

Property, equipment and improvements, net                             596                         594

Intangible assets, net                                                482                         506

Other                                                                  26                          27
                                                                 --------                    --------

Total assets                                                     $  6,224                    $  7,667
                                                                 ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                        $  2,114                    $  2,600
  Accrued liabilities:
    Payroll                                                            95                          97
    Deferred sales                                                    765                         523
    Professional fees                                                 187                         153
    Other                                                             551                         504
  Line of credit                                                      362                       1,252
  Notes payable to stockholders                                       450                         460
  Current maturities of long term debt                                180                          76
                                                                ---------                    --------
Total current liabilities                                           4,704                       5,665

Notes payable to stockholders                                          10                          10

Long term debt, less current maturities                                10                         116
                                                                ---------                    --------

Total liabilities                                                   4,724                       5,791

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
    10,000,000 shares authorized; no shares issued                  - - -                       - - -
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 7,587,451 and 7,382,622 shares outstanding             76                          74
  Additional paid in capital                                       45,635                      45,062
  Accumulated deficit                                             (44,211)                    (43,260)
                                                                ---------                    --------
Total stockholders' equity                                          1,500                       1,876
                                                                ---------                    --------

Total liabilities and stockholders' equity                      $   6,224                    $  7,667
                                                                =========                    ========

              See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Operations
                     (in thousands, except per share data)

                                                                Three Months Ended
                                                         --------------------------------
                                                         July 3, 1998        July 4, 1997
                                                         ------------        ------------
                                                                    (unaudited)
Revenues:
  Product sales                                              $2,844              $3,494
                                                             ------              ------
Expenses:
  Cost of products sold                                       1,998               2,120
  Selling, general and administrative                         1,329                 960
  Product development                                           436                 275
                                                             ------              ------
                                                              3,763               3,355
                                                             ------              ------
Operating income (loss)                                        (919)                139

Other income (expense):
  Other income (expense)                                        - -                  (1)
  Interest expense - affiliates                                 (10)                 (9)
  Interest expense - other                                      (21)                (18)
                                                             ------              ------

Income (loss) before income taxes                              (950)                111

Provision for income taxes                                      - -                 - -
                                                             ------              ------

Net income (loss)                                            $ (950)             $  111
                                                             ======              ======

Income (loss) per common share:
  Basic                                                      $(0.13)             $ 0.02
                                                             ======              ======
  Diluted                                                    $(0.13)             $ 0.02
                                                             ======              ======

              See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Cash Flows
                                (in thousands)

                                                                         Three Months Ended
                                                                  ----------------------------------
                                                                  July 3, 1998          July 4, 1997
                                                                  ------------          ------------
                                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss) from operations                                  $ (950)              $   111
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                    117                   123
       Provision for uncollectible accounts                             139                   (17)
       Provision for inventory reserve                                   30                   (39)
       Changes in current assets and current liabilities:
          Accounts receivable                                         1,083                  (756)
          Inventories                                                   584                   179
          Prepaid expenses and other                                    (35)                  (50)
          Accounts payable and accrued liabilities                     (195)                 (604)
                                                                     ------               -------

Net cash (used in) provided by operations                               773                (1,053)
                                                                     ------               -------
Cash flows from investing activities:
   (Increase) decrease in other assets                                - - -                   (12)
   Capitalization of software costs                                     (48)                  (73)
   Capital expenditures                                                 (45)                   29
                                                                     ------               -------

Net cash used in investing activities                                   (93)                  (56)
                                                                     ------               -------

Cash flows from financing activities:
  Borrowings from affiliates                                          - - -                   100
  Repayment of debt - net                                               (13)                 (447)
  Net borrowings under term loan - others                             - - -                   250
  Net borrowings under lines of credit - others                        (890)                1,271
  Exercise of common stock options and warrants                           2                     1
  Issuance of common stock                                              572                 - - -
                                                                     ------               -------

Net cash (used in) provided by financing activities                    (329)                1,175
                                                                     ------               -------

Net increase in cash and cash equivalents                               351                    66
Cash and cash equivalents, beginning of period                          146                    88
                                                                     ------               -------
Cash and cash equivalents, end of period                             $  497               $   154
                                                                     ======               =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                     $   31               $    27

              See accompanying notes to the financial statements.

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB Report for its fiscal year ended April 3, 1998.

     The financial statements presented herein, as of July 3, 1998 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   REVENUE RECOGNITION
     -------------------

     Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped. Beginning with the fourth quarter of the fiscal year ended April 3, 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user. The change is being implemented in response to management's determination that the estimated returns and allowances attributable to such sales cannot be accurately quantified and is considered a change in estimate under APB Opinion No. 20 Accounting Changes. The effect of adopting this change on the Company's financial statements for the three months ended July 3, 1998 was to increase revenue by approximately $50,000 and increase income by approximately $25,000.

     A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment. The Company generally provides a warranty of five years on all of its products sold.

3.   INVENTORIES
     -----------

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $881,000 and $851,000 at July 3, 1998 and April 3, 1998, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at July 3, 1998 and April 3, 1998 (in thousands):

                            July 3, 1998     April 3, 1998
                            ------------     -------------

     Finished goods            $  633           $1,375
     Work in progress             682              533
     Raw materials              1,824            1,844
                               ------           ------
                               $3,139           $3,752
                               ======           ======


                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   INCOME PER SHARE
     ----------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net income
(loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted EPS of ($0.13) for the three months ended July 3, 1998 and $0.02 for the three months ended July 4, 1997. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

5.   INCOME TAXES
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No.109 (SFAS 109), "Accounting for Income Taxes". Management provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will not benefit from the utilization of such deferred tax assets.

     The Company has available net operating and capital loss carryforwards amounting to approximately $53 million, including preacquisition operating loss carryforwards, which relate to a predecessor company, which expire in 2013. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

6.   DEBT
     ----

     On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 ($154,000 outstanding at July 3, 1998), at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and is payable at $4,233 per month through June 2000. Additionally a line of credit agreement exists with the lender for up to $2,500,000 ($342,237 outstanding at July 3, 1998) and is based on the available borrowing base, at rate of prime plus 1.25% which is collateralized by the Company's accounts receivable. This agreement expires June 20, 2000 unless terminated by the lender with 60 days written notice. Upon termination, all outstanding borrowings are due and payable. At July 3, 1998, approximately $43,000 was available under the line of credit.

     The financing arrangement contains various affirmative and negative covenants and, as of July 3, 1998, the Company was in violation of the minimum net worth covenant and the requirement for timely filing of financial statements. On September 8, 1998, the Company received notice that the lender had accelerated all sums due under the financing agreement, approximately $474,000. As such, the Company has reclassified the previously reported long term loan balance to current maturities of long term debt. At this time, the Company is endeavoring to raise additional capital. The Company is also engaged in a search for another lending institution to provide financing. Should the Company not be successful in either effort, this would have a materially unfavorable effect on the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 1998 COMPARED TO THE THREE MONTHS ENDED JULY 4, 1997.

RESULTS OF OPERATIONS
---------------------

     The Company reported a loss from operations for the quarter ended July 3, 1998 of $950,000 compared to income from operations of $111,000 for the comparable quarter of the prior fiscal year. The Company's operating results for the three months ended July 3, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the quarter was unfavorably affected by internal delays in releasing new products into the market and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party products that were bundled with the Company's remote access products, and the reduction of previously capitalized manufacturing overhead costs. General and administrative expenses were unfavorably affected by the Company's higher compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product sales revenue for the quarter ended July 3, 1998 totaled approximately $2,844,000 compared to $3,494,000 for the comparable quarter of the prior fiscal year, a decrease of $650,000, or 19%. This decrease in product sales revenue can be attributed to the continued delay in the delivery of new products in conjunction with a reorganization of the Company's sales force.

     Cost of products sold for the quarter ended July 3, 1998 amounted to $1,998,000, or 70% of product sales revenues versus $2,120,000, or 61%, for the comparable quarter of the prior year. The increase in cost of products sold as a percentage of revenues can be attributed to the high dollar volume of low margin sales to a major customer, the continued sales of third party manufacturers products in conjunction with the Company's products and a reduction in sales volumes and margins associated with the Company's I/O boards products.

     Selling, general and administrative expenses amounted to $1,329,000, or 47% of product sales revenue, for the three months ended July 3, 1998 versus $960,000, or 27%, for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended July 3, 1998 versus the same period of the prior fiscal year can be attributed to higher compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product development expenses amounted to $436,000, or 15% of product sales revenue, for the three months ended July 3, 1998 versus $275,000, or 8%, for the comparable three month period of the prior fiscal year. This increase in product development costs can be attributed to additional staffing and equipment rental expenses necessary to ensure the timely completion of the Company's product release dates for the current fiscal year.

LIQUIDITY
---------

     In order to meet the Company's liquidity needs arising from the operating losses, the Company is endeavoring to raise between $2 million and $5 million during the summer and fall of 1998 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock under Regulation D of the Securities Act of 1993. Management believes that these funds together will be sufficient to fund the Company's operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 1998 COMPARED TO THE THREE MONTHS ENDED JULY 4, 1997 (CONTINUED).

LIQUIDITY (CONTINUED)
---------------------

during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.

     The Company believes that the working capital provided by funds expected to be generated by operating activities should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1999. The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), line of credit & current maturities of long-term debt ($992,000) and investments in research and development ($1,288,000 in fiscal
1998). Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors. With respect to debt, approximately $495,000 of the $992,000 is due to related parties, the payment terms of which the Company believes can be extended as needed. With respect to research and development, the Company believes that its investments in fiscal 1999 will not be materially different from the investments made in recent years including fiscal 1998.

      On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 ($154,000 outstanding at July 3, 1998), at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and is payable at $4,233 per month through June 2000. Additionally a line of credit agreement exists with the lender for up to $2,500,000 ($342,237 outstanding at July 3, 1998) and is based on the available borrowing base, at a rate of prime plus 1.25% which is collateralized by the Company's accounts receivable. This agreement expires June 20, 2000 unless terminated by the lender with 60 days written notice. Upon termination, all outstanding borrowings are due and payable. At July 3, 1998, approximately $43,000 was available under the line of credit.

      The financing arrangement contains various affirmative and negative covenants and, as of July 3, 1998, the Company was in violation of the minimum net worth covenant and the requirement for timely filing of financial statements. On September 8, 1998, the Company received notice that the lender had accelerated all sums due under the financing agreement, approximately $474,000. As such, the Company has reclassified the previously reported long term loan balance to current maturities of long term debt. At this time, the Company is endeavoring to raise additional capital. The Company is also engaged in a search for another lending institution to provide financing. Should the Company not be successful in either effort, this would have a materially unfavorable effect on the Company's operations.

     Cash provided by operations amounted to $773,000 for the three months ended July 3, 1998 compared to cash used in operations of $1,053,000 for the three months ended July 4, 1997. The increase in cash provided by operations compared to the prior year fiscal period primarily reflects the decrease in accounts receivable and inventories.

     Cash used in investing activities amounted to $93,000 for the three months ended July 3, 1998 compared with $56,000 used in financing activities for the comparable three months of the prior fiscal year. This increase from the same period of the prior fiscal year can be attributed to the purchase of computer equipment.

     Cash used in financing activities during the three months ended July 3, 1998 was $329,000 versus cash provided by financing activities in the amount of $1,175,000 for the three months ended July 4, 1997. This change can be attributed to the Company's repayment of the aforementioned new financing arrangement during the three months ended July 3, 1998 versus the borrowings under the new financing arrangement during the three months ended July 4, 1997.

     Working capital amounted to $416,000 at July 3, 1998 versus $875,000 at April 3, 1998, a decrease of $459,000. The ratio of current assets to current liabilities at July 3, 1998 was 1.08 to 1.00 compared to 1.15 to 1.00 at April 3, 1998.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1999
-----------------------------------------

SALES BY PRODUCT LINE
---------------------

     The Company continues to experience growth in its sales of remote access products following its decision to align its sales focus towards this marketplace versus sales of input/output devices. The sales information for the first quarter of fiscal 1999 ended July 3, 1998 is listed below. Management is fairly optimistic that the level of sales of remote access products as a percentage of net revenue will continue to increase over the remainder of the current fiscal year and should approach the 50% of net revenues level.


                             Remote Access Servers                Input\Output Devices             Total
                         Sales $ (000's)     % of Total       Sales $ (000's)    % of Total    Sales $ (000's)   % of Total
                         ---------------    -----------       ---------------    ----------    ---------------   ----------
Qtrly Info: 99               1,341             47%                1,503              53%            2,844           100%
            98               1,610             46%                1,884              54%            3,494           100%


     Management believes that the release of the Company's TotalAccess DCS-5000 will have a significant impact on the Company's sales growth. This product combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. It is intended for use by Internet Service Providers (ISPs) and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The TotalAccess DCS-5000 will eliminate the Company's dependence on third party products and management believes that it can be sold at a considerable margin. Management anticipates that the DCS 5000 will be available for delivery by December 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In order to meet the Company's liquidity needs arising from the operating losses, the Company is endeavoring to raise between $2 million and $5 million during the fall of 1998 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock under Regulation D of the Securities Act of 1993. Management believes that these will be sufficient to fund the Company's operations during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow.

     The Company believes that the working capital provided by funds expected to be generated by operating activities should be reasonably sufficient to cover operating expenses to be incurred during fiscal 1999. The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), line of credit & current maturities of long-term debt ($992,000) and investments in research and development ($1,288,000 in fiscal
1998). Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with a significant number of raw materials vendors. With respect to debt, approximately $495,000 of the $992,000 is due to related parties, the payment terms of which the Company believes can be extended as needed. With respect to research and development, the Company believes that its investments in fiscal 1999 will not be materially different from the investments made in recent years including fiscal 1998.

-----------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Management believes that the release of the Company's TotalAccess DCS-5000 will have a significant impact on the Company's sales growth. This product combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. It is intended for use by Internet Service Providers (ISPs) and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The TotalAccess DCS-5000 will eliminate the Company's dependence on third party products and management believes that it can be sold at a considerable margin. Management anticipates that the DCS 5000 will be available for delivery by December 1999.

     The Company expects continued growth in the sales of its remote access products that should continue to grow closer to 50% of net revenues. At July 3, 1998, the Company had open orders of approximately $109,000 and deferred sales of $765,000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     Except for the historical information contained herein, the matters discussed in this Form 10-QSB Quarterly Report are forward-looking statements that involve risks and uncertainities, including but not limited to (1) economic, competitive, governmental services and prices and (2) the other factors discussed in the Company's filings with the Securities and Exchange Commission including the discussinon in the Company's Form 10-KSB Annual Report for the fiscal year ended April 3, 1998 of pending litigation and a pending SEC investigation.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 3, 1998.


ITEM 2.   CHANGES IN SECURITIES

          During the quarter ended July 3, 1998, the Company sold 132,500 shares of Common Stock at a price of $4.00 per share to five accredited investors in a private placement pursuant to Regulation D under the Securities Act of 1933. No underwriters were utilized in connection with such sales, nor were any underwriting discounts or commissions paid. The aggregate proceeds from such sales of Common Stock of $530,000 were used for working capital items and to fund the Company's loss from operations of $950,000 during the fiscal quarter ended July 3, 1998.


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



                             COMPUTONE CORPORATION


Date: September 9, 1998      By:   /s/ Perry J. Pickerign
                                   ----------------------
                                   Perry J. Pickerign
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ Greg B. Roseberry
                                   ---------------------
                                   Greg B. Roseberry
                                   Acting Chief Financial Officer
                                   (Principal Financial and Accounting Officer)