Form 10QSB
period 1998-10-02
COMPUTONE CORPORATION
filed 1998-11-17
CIK 819479

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-16172


                             COMPUTONE CORPORATION
       (Exact name of small business issuer as specified in its charter)


            Delaware                                             23-2472952
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,698,444 shares of common stock on November 6, 1998.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                ---        ---

                             COMPUTONE CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

            Balance Sheets as of October 2, 1998 and April 3, 1998        3

            Statements of Operations for the three months ended
               October 2, 1998 and October 3, 1997                        4

            Statements of Operations for the six months ended
               October 2, 1998 and October 3, 1997                        5

            Statements of Cash Flows  for the six months ended
               October 2, 1998 and October 3, 1997                        6

            Notes to Financial Statements                                 7

ITEM 2.     Management's Discussion and Analysis or Plan of Operation    10


                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings                                            13

ITEM 2.     Changes in Securities                                        13

ITEM 3.     Defaults Upon Senior Securities                              13

ITEM 4.     Submission of Matters to a Vote of Security Holders          13

ITEM 5.     Other Information                                            13

ITEM 6.     Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                               15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                                Balance Sheets
                                (in thousands)


                                                                       October 2, 1998    April 3, 1998
                                                                       ---------------    -------------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $    106         $    146
    Receivables, net of allowance for doubtful accounts
            of $694 at October 2, 1998 and $668 at April 3, 1998                1,529            2,540
    Inventories, net                                                            2,482            3,752
    Prepaid expenses and other                                                    119              102
                                                                             --------         --------
Total current assets                                                            4,236            6,540

Property, equipment and improvements, net                                         600              594

Intangible assets, net                                                            459              506

Advance (See Note 7)                                                              450               --

Other                                                                              25               27
                                                                             --------         --------

Total assets                                                                 $  5,770         $  7,667
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                  $  2,362         $  2,600
    Accrued liabilities:
         Payroll                                                                   92               97
         Deferred sales                                                           484              523
         Professional fees                                                         32              153
         Other                                                                    516              504
   Line of credit                                                                 309            1,252
   Notes payable to stockholders                                                  450              460
   Current maturities of long term debt                                           166               76
                                                                             --------         --------
Total current liabilities                                                       4,411            5,665

Notes payable to stockholders                                                     420              120

Long term debt, less current maturities                                            --                6
                                                                             --------         --------

Total liabilities                                                               4,831            5,791

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                               --               --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,698,444 and 7,382,622 shares outstanding                       77               74
  Additional paid in capital                                                   45,892           45,062
  Accumulated deficit                                                         (45,030)         (43,260)
                                                                             --------         --------
Total stockholders' equity                                                        939            1,876
                                                                             --------         --------

Total liabilities and stockholders' equity                                   $  5,770         $  7,667
                                                                             ========         ========

              See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Operations
                     (in thousands, except per share data)


                                                   Three Months Ended
                                         --------------------------------------
                                         October 2, 1998       October 3, 1997
                                         ---------------     ------------------
                                                     (unaudited)
Revenues:
     Product sales                               $2,808                 $3,511
                                                 ------                 ------

Expenses:
     Cost of products sold                        1,883                  2,110
     Selling, general and                         1,196                  1,079
        administrative
     Product development                            521                    292
                                                 ------                 ------
                                                  3,600                  3,481
                                                 ------                 ------


Operating income (loss)                            (792)                    30


Other  income (expense):
     Other income (expense)                           2                    298
     Interest expense - affiliates                  (18)                   (12)
     Interest expense - other                       (11)                   (36)
                                                 ------                 ------


Income (loss) before income taxes                  (819)                   280


Provision for income taxes                           --                     --
                                                 ------                 ------

Net income (loss)                                $ (819)                $  280
                                                 ======                 ======


Income (loss) per common share:
            Basic                                $(0.11)                $ 0.04
                                                 ======                 ======
            Diluted                              $(0.11)                $ 0.04
                                                 ======                 ======

              See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Operations
                     (in thousands, except per share data)

                                                  Six Months Ended
                                         -----------------------------------
                                         October 2, 1998     October 3, 1997
                                         ---------------     ---------------
                                                      (unaudited)
Revenues:
     Product sales                              $ 5,652              $7,005
                                                -------              ------

Expenses:
     Cost of products sold                        3,881               4,231
     Selling, general and administrative          2,525               2,038
     Product development                            957                 568
                                                -------              ------
                                                  7,363               6,837
                                                -------              ------

Operating income (loss)                          (1,711)                168

Other  income (expense):
     Other income (expense)                           2                 296
     Interest expense - affiliates                  (28)                (24)
     Interest expense - other                       (32)                (50)
                                                -------              ------

Income (loss) before income taxes                (1,769)             $  390

Provision for income taxes                           --                  --
                                                -------              ------

Net income (loss)                               $(1,769)             $  390
                                                =======              ======

Income (loss) per common share:
            Basic                               $ (0.23)             $ 0.06
                                                =======              ======
            Diluted                             $ (0.23)             $ 0.06
                                                =======              ======

              See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Cash Flows
                                (in thousands)

                                                                      Six Months Ended
                                                             ----------------------------------
                                                             October 2, 1998    October 3, 1997
                                                             ---------------    ---------------
                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss) from operations                                  $(1,769)          $   390
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                     224               224
       Provision for uncollectible accounts                               26               (17)
       Provision for inventory reserve                                    60               (38)
       Changes in current assets and current liabilities:
          Accounts receivable                                            985              (934)
          Inventories                                                  1,210               179
          Prepaid expenses and other                                     (16)             (188)
          Accounts payable and accrued liabilities                      (392)           (1,007)
                                                                     -------           -------

Net cash (used in) provided by operations                                328            (1,391)
                                                                     -------           -------

Cash flows from investing activities:
   (Increase) decrease in other assets                                    --               (11)
   Advance (See Note 7)                                                 (450)               --
   Capitalization of software costs                                      (88)             (143)
   Capital expenditures                                                  (94)              (54)
                                                                     -------           -------

Net cash used in investing activities                                   (632)             (208)
                                                                     -------           -------

Cash flows from financing activities:
  Borrowings from affiliates                                             400                75
  Repayment of debt - net                                                (25)             (500)
  Net borrowings under term loan                                          --               192
  Net borrowings under lines of credit                                  (943)              733
  Exercise of common stock options and warrants                            3                20
  Issuance of common stock                                               829             1,320
                                                                     -------           -------

Net cash provided by financing activities                                264             1,840
                                                                     -------           -------

Net increase in cash and cash equivalents                                (40)              241
Cash and cash equivalents, beginning of period                           146                88
                                                                     -------           -------
Cash and cash equivalents, end of period                             $   106           $   329
                                                                     =======           =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                     $    60           $    74

              See accompanying notes to the financial statements.

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the Company's need for substantial additional equity capital, the outcome of certain litigation pending against the Company, including an SEC investigation, the loss of the exemption pursuant to which the Company's Common Stock is currently traded on the Nasdaq SmallCap Market, general business and economic conditions in the market, the Company's ability to maintain its existing customers and other risks that may be described from time to time in reports the Company files with the SEC. Undue reliance should not be placed on any such forward-looking statements.


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

     The financial statements presented herein as of October 2, 1998 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   REVENUE RECOGNITION
     -------------------

     Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped; however beginning with the fourth quarter of the fiscal year ended April 3, 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user. The modification was implemented in response to management's determination that the estimated returns and allowances attributable to such sales cannot be accurately quantified and is considered a change in estimate under APB Opinion No. 20, "Accounting Changes". The effect of adopting this modification on the Company's financial statements for the six months ended October 2, 1998 was to increase revenue by approximately $80,000 and decrease operating loss by approximately $30,000. The effect of adopting this modification on the Company's financial statements for the three months ended October 2, 1998 was to increase revenue by approximately $30,000 and decrease operating loss by approximately $15,000.

     A warranty reserve of less than one percent of sales is accrued at the date of shipment. The Company generally provides a warranty of five years on all of its products sold.

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $911,000 and $851,000 at October 2, 1998 and April 3, 1998, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 2, 1998 and April 3, 1998 (in thousands):

                                               October 2, 1998     April 3, 1998
                                               ---------------     -------------
     Finished goods                                $  526              $1,375
     Work in progress                                 822                 533
     Raw materials                                  1,134               1,844
                                                   ------              ------
                                                   $2,482              $3,752
                                                   ======              ======

4.   INCOME (LOSS) PER SHARE
     -----------------------

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net income
(loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted EPS of ($0.11) for the three months ended October 2, 1998 and $0.04 for the three months ended October 3, 1997. The basic and diluted EPS for the six months ended October 2, 1998 is ($0.23) and $0.06 for the six months ended October 3, 1997. For purposes of computing diluted EPS during the three and six month periods ended October 2, 1998, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

5.   INCOME TAXES
     ------------

     Income taxes are calculated using the liability method specified by SFAS 109, "Accounting for Income Taxes". The Company provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will not benefit from the utilization of such deferred tax assets.

     The Company has available net operating and capital loss carryforwards amounting to approximately $53 million at April 3, 1998, including operating loss carryforwards which relate to a predecessor company, which expire in 2013. As a result of several ownership changes which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.   DEBT
     ----

     On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 ($141,000 outstanding at October 2, 1998), at a rate of prime plus 1.50%, which is collateralized by the Company's inventory and is payable at $4,233 per month through June 2000. In addition, a line of credit agreement exists with the lender for up to $2,500,000 ($309,000 outstanding at October 2, 1998) and is based on the available borrowing base, at rate of prime plus 1.25% which is collateralized by the Company's accounts receivable.

     The financing arrangement contains various affirmative and negative covenants and, as of October 2, 1998, the Company was in violation of the minimum net worth covenant. On September 8, 1998, the Company received notice that the lender had accelerated all sums due under the financing agreement and made demand for payment of all outstanding balances. As such, the Company has reclassified the previously reported long-term loan balance to current maturities of long-term debt. The Company and its lender have also entered into a forbearance agreement that expires on November 16, 1998. Although the Company is engaged in negotiation with a new lender to provide working capital financing and repay all balances due to the Company's current lender, no assurance can be given that the Company will be able to consummate an agreement with a new lender and, if the Company cannot do so, that the expiration of the forbearance agreement would not have a material adverse effect on the Company's financial position and results of operations.


7.   ADVANCE
     -------

     On June 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Ladia Communications Technologies, Inc., a newly formed subsidiary of the Company ("LCTI"), New Computone Corporation, a newly formed subsidiary of the Company ("Newco"), Ladia, L.L.C., a Massachusetts limited liability company ("Ladia") and the members of Ladia. A copy of the Agreement was included as Exhibit 1 to the Company's Form 8-K Report dated August 3, 1998 and reference is made to such exhibit for a full statement of the terms and conditions of the transactions contemplated by the Agreement. In summary, the Agreement provides that the current holders of the Company's Common Stock and the current members of Ladia will become shareholders of LCTI and the Company and Ladia will become subsidiaries of LCTI. The Agreement provides that the current members of Ladia and the holders of approximately $250,000 of debt owed by Ladia would initially receive approximately 430,000 shares of LCTI Common Stock and, subject to the satisfaction of certain specified criteria relating to Ladia financial performance through April 30, 1999, could receive up to 8.1 million shares of LCTI Common Stock. A copy of the Company's June 9, 1998 press release relating to the execution of the Agreement is included as
Exhibit 2 to the Company's Form 8-K Report.

     The Company and Ladia are currently renegotiating certain terms of the Agreement. The Company cannot currently predict when the renegotiation of the Agreement will be completed or when the transactions contemplated by the Agreement will be consummated.

     The Agreement also contemplated that LCTI would use commercially reasonable efforts to raise additional equity financing of up to $5 million for Ladia. During the quarter ended October 2, 1998, the Company made available to Ladia $450,000 in proceeds from the private placement of Common Stock by the Company. The unwritten understanding between the Company and Ladia is that the funds advanced to Ladia by the Company would be converted in Common Stock of LCTI upon the consummation of the transactions contemplated by the Agreement and, if those transactions are not consummated, the amount of advances would constitute unsecured indebtedness of Ladia to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED OCTOBER 2, 1998
------------------------------------------

     The Company reported a loss from operations for the quarter ended October 2, 1998 of $792,000 compared to income from operations of $30,000 for the comparable quarter of the prior fiscal year. The Company's operating results for the three months ended October 2, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the quarter was unfavorably affected by internal delays in releasing new products into the market due to a reorganization of the Company's sales forces, and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, and the write-off of previously capitalized manufacturing overhead costs. General and administrative expenses were unfavorably affected by increases the Company's compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product sales revenue for the quarter ended October 2, 1998 totaled approximately $2,808,000 compared to $3,511,000 for the comparable quarter of the prior fiscal year, a decrease of $703,000, or 20%. This decrease in product sales revenue is attributable to the continued delay in the delivery of new products in conjunction with a reorganization of the Company's sales force to utilize more of the distribution channel and in the receipt of product from the Company's suppliers due to the Company's cash shortages.

     Cost of products sold for the quarter ended October 2, 1998 amounted to $1,883,000, or 67% of product sales revenues versus $2,110,000, or 60%, for the comparable quarter of the prior year. The increase in cost of products sold as a percentage of revenues is attributable to the high dollar volume of low margin sales to a major customer and a reduction in sales volumes and margins associated with the Company's I/O boards products.

     Selling, general and administrative expenses amounted to $1,196,000, or 43% of product sales revenue, for the three months ended October 2, 1998 versus $1,079,000, or 31%, for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended October 2, 1998 versus the same period of the prior fiscal year is attributable to increases in compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product development expenses amounted to $521,000, or 19% of product sales revenue, for the three months ended October 2, 1998 versus $292,000, or 8%, for the comparable three month period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to ensure the timely completion of the Company's new product release dates for the current fiscal year.


RESULTS OF OPERATIONS
---------------------

FOR THE SIX MONTHS ENDED OCTOBER 2, 1998
----------------------------------------

     The Company reported a loss from operations for the six month period ended October 2, 1998 of $1,711,000 compared to income from operations of $168,000 for the comparable period of the prior fiscal year. The Company's operating results for the six month period ended October 2, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the six months ended October 2, 1998 was unfavorably affected by internal delays in releasing new products into the market due to a reorganization of the company's sales force and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

products that were bundled with the Company's remote access products, and the reduction of previously capitalized manufacturing overhead costs. General and administrative expenses were unfavorably affected by increases in the Company's compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product sales revenue for the six month period ended October 2, 1998 totaled approximately $5,652,000 compared to $7,005,000 for the comparable period of the prior fiscal year, a decrease of $1,353,000, or 19%. This decrease in product sales revenue is attributable to the continued delay in the delivery of new products in conjunction with a reorganization of the Company's sales force to utilize more of the distribution channel and in the receipt of product from the Company's suppliers due to the Company's cash shortages.

     Cost of products sold for the six month period ended October 2, 1998 amounted to $3,881,000, or 69% of product sales revenues versus $4,231,000, or 60% of product sales revenues, for the comparable period of the prior year. The increase in cost of products sold as a percentage of product sales revenues is attributable to the high dollar volume of low margin sales to a major customer, the continued sales of third party manufacturers products in conjunction with the Company's products, and a reduction in sales volumes and margins associated with the Company's I/O boards products.

     Selling, general and administrative expenses amounted to $2,525,000, or 45% of product sales revenue, for the six month period ended October 2, 1998 versus $2,038,000, or 29%, for the comparable period of the prior fiscal year. The increase in expenses is attributable to increases in compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product development expenses amounted to $957,000, or 17% of product sales revenues, for the six month period ended October 2, 1998 versus $568,000, or 8%, for the comparable period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to ensure the timely completion of the Company's product release dates for the current fiscal year.


LIQUIDITY
---------

     In order to meet the Company's liquidity needs arising from the operating losses, the Company is endeavoring to raise approximately $2 million in equity capital by November 30,1998 by offering for sale, to accredited investors, up to 1,000,000 shares of the Company's common stock under Regulation D of the
Securities Act of 1993.   Management believes that these funds will be
sufficient to fund the Company's operations during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.

     The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), line of credit & current maturities of long-term debt ($925,000) and investments in research and development ($1,288,000 in fiscal 1998). Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with several raw materials vendors. Of the $925,000 outstanding as of October 2, 1998, approximately $475,000 000 is due to related parties, the maturity of which the Company believes can be extended as needed.

     On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 ($141,000 outstanding at October 2, 1998), at a rate of prime plus 1.50% which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

collateralized by the Company's inventory and is payable at $4,233 per month through June 2000. In addition, a line of credit agreement exists with the lender for up to $2,500,000 ($309,000 outstanding at October 2, 1998) and is based on the available borrowing base, at a rate of prime plus 1.25% which is collateralized by the Company's accounts receivable.

     The financing arrangement contains various affirmative and negative covenants and, as of October 2, 1998, the Company was in violation of the minimum net worth covenant. On September 8, 1998, the Company received notice that the lender had accelerated all sums due under the financing agreement and made demand for payment of all outstanding balances. As such, the Company has reclassified the previously reported long-term loan balance to current maturities of long-term debt. The Company and its lender have also entered into a forbearance agreement that expires on November 16, 1998. Although the Company is engaged in negotiation with a new lender to provide working capital financing and repay all balances due to the Company's current lender, no assurance can be given that the Company will be able to consummate an agreement with a new lender and if the Company cannot do so, that the expiration of the forbearance agreement would not have a material adverse effect on the Company's financial position and results of operations.

     Cash provided by operations amounted to $328,000 for the six months ended October 2, 1998 compared to cash used in operations of $1,391,000 for the six months ended October 3, 1997. The increase in cash provided by operations compared to the prior year fiscal period primarily reflects the decrease in accounts receivable and inventories.

     Cash used in investing activities amounted to $632,000 for the six months ended October 2, 1998 compared with $208,000 used in financing activities for the six months ended October 3, 1997. This increase from the same period of the prior fiscal year is attributable to an advance (See Note 7 for further information).

     Cash provided by financing activities during the six months ended October 2, 1998 was $264,000 versus $1,840,000 for the six months ended October 3, 1997. This decrease is partially due to the Company's repayments on the June 20, 1997 financing arrangement during the six months ended October 2, 1998 versus borrowings under that arrangement during the six months ended October 3, 1997. In addition, issuance of common stock was $829,000 in the six months ended October 2, 1998 versus $1,320,000 in the six months ended October 3, 1997 (See Note 7).

     Working capital was a deficit of $175,000 at October 2, 1998 versus positive working capital of $875,000 at April 3, 1998, a decrease of $1,050,000. The ratio of current assets to current liabilities at October 2, 1998 was 0.96 to 1.00 compared to 1.15 to 1.00 at April 3, 1998.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1999
-----------------------------------------

     Management believes that the release of the Company's TotalAccess DCS-5000, scheduled for the fourth quarter of fiscal 1999, will significantly enhance the Company's ability to increase its sales. The DCS-5000 combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. The DCS-5000 is intended for use by Internet Service Providers and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The DCS-5000 will reduce the Company's dependence on third party products and management believes that it can be sold at a considerable margin.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 3, 1998.


ITEM 2.   CHANGES IN SECURITIES

          In July 1998, the Company sold 15,300 shares of Common Stock at a price of $3.75 per share to two accredited investors in a private placement. In September 1998, the Company sold 95,693 shares of Common Stock at a price of $2.09 per share to an accredited investor in the same private placement. The private placement is pursuant to Regulation D under the Securities Act of 1933. No underwriters were utilized in connection with such sales, nor were any underwriting discounts or commissions paid. The aggregate proceeds from such sales of Common Stock of $257,000 were used for working capital items and to partially fund the Company's loss from operations of $792,000 during the fiscal quarter ended October 2, 1998.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          On July 22, 1998, the Company was notified by the Nasdaq Stock Market, Inc. that effective July 29, 1998, the Company's Common Stock would be delisted from the Nasdaq SmallCap Market. On July 27, 1998, the Company filed an appeal with the Nasdaq Stock Market, Inc. On September 17, 1998, the Company's appeal was heard by a Nasdaq Listing Qualifications Panel (the "Panel"). On October 22, 1998, the Panel determined to continue the listing of the Company's Common Stock on the Nasdaq SmallCap Market subject to the condition that on or before November 30, 1998 the Company must make a public filing with the SEC and Nasdaq evidencing a minimum of $3,000,000 in net tangible assets. The determination of the Panel also indicated that the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company fails to meet any of the terms of the exception granted by the Panel, the Company's Common Stock will be delisted from The Nasdaq SmallCap Market. A copy of the October 22, 1998 determination by the Panel is included as Exhibit 99.1 to this Form 10-QSB Quarterly Report and reference is made to the text of the Panel's determination for a full statement of the terms and conditions of the exception granted. On October 27, 1998, the Company issued a press release reporting the exception granted by the Panel, a copy of which is included as
          Exhibit 99.2 to this Form 10-QSB Quarterly Report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Exhibit No.      Description of Exhibit                  Reference
          -----------      ----------------------                  ---------

             27            Financial Data Schedule               Filed Herewith
                           (for SEC use only)

             99.1          October 22, 1998 determination by     Filed Herewith
                           Nasdaq Listing Qualifications Panel

             99.2          October 27, 1998 press release of     Filed Herewith
                           the Company relating to Nasdaq
                           Determination

          (b)   Reports on 8-K:

                No reports on Form 8-K were filed by the Company during the quarter ended October 2, 1998, except for a Form 8-K Report dated August 3, 1998 reporting certain information under Item 5.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTONE CORPORATION


Date: November 16, 1998         By: /s/ Perry J. Pickerign
                                    -------------------------------------------
                                    Perry J. Pickerign
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Greg B. Roseberry
                                    --------------------------------------------
                                    Greg B. Roseberry
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number               Description                     Reference
--------------               -----------                     ---------
     27            Financial Data Schedule                  File Herewith
                   (for SEC use only)

     99.1          October 22, 1998 determination by        Filed Herewith
                   Nasdaq Listing Qualifications Panel

     99.2          October 27, 1998 press release of        Filed Herewith
                   the Company relating to Nasdaq
                   Determination