Form 10QSB
period 1999-01-01
COMPUTONE CORPORATION
filed 1999-02-12
CIK 819479

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 1, 1999


[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-16172


                             COMPUTONE CORPORATION
       (Exact name of small business issuer as specified in its charter)


              Delaware                                  23-2472952
    -------------------------------           --------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

          1060 Windward Ridge Parkway, Suite 100, Alpharetta, GA 30005
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,734,444 shares of common stock on February 4, 1999.

Transitional Small Business Disclosure Format (check one):  Yes     No   X

                             COMPUTONE CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.       Financial Statements:


              Balance Sheets as of January 1, 1999 and April 3, 1998          3

              Statements of Operations for the three months ended
               January 1, 1999 and January 2, 1998                            4

              Statements of Operations for the nine months ended
               January 1, 1999 and January 2, 1998                            5

              Statements of Cash Flows  for the nine months ended
               January 1, 1999 and January 2, 1998                            6


              Notes to Financial Statements                                   7


ITEM 2.       Management's Discussion and Analysis or Plan of Operation
              for the three and nine months ended January 1, 1999
              compared to the three and nine months ended
              January 2, 1998                                                10



                          PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                              13

ITEM 2.       Changes in Securities                                          13

ITEM 3.       Defaults Upon Senior Securities                                13

ITEM 4.       Submission of Matters to a Vote of Security Holders            13

ITEM 5.       Other Information                                              13

ITEM 6.       Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                   15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                                       Computone Corporation
                                                          Balance Sheets
                                                          (in thousands)

                                                                                January 1, 1999    April 3, 1998
                                                                                ---------------    -------------
                                                                                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                          $     53         $    146
    Receivables, net of allowance for doubtful accounts
            of $590 at January 1, 1999 and $668 at April 3, 1998                          1,437            2,540
    Inventories, net                                                                      2,050            3,752
    Prepaid expenses and other                                                               80              102
                                                                                       --------         --------
Total current assets                                                                      3,620            6,540

Property, equipment and improvements, net                                                   574              594

Intangible assets, net                                                                      440              506

Advance (See Note 7)                                                                        450               --

Other                                                                                        40               27
                                                                                       --------         --------
TOTAL ASSETS                                                                           $  5,124         $  7,667
                                                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                            $  2,605         $  2,600
    Accrued liabilities:
         Payroll                                                                             78               97
         Deferred sales                                                                     353              523
         Professional fees                                                                   16              153
         Other                                                                              563              504
   Line of credit                                                                           432            1,252
   Notes payable to stockholders                                                            450              460
   Current maturities of long-term debt                                                      25               76
                                                                                       --------         --------
Total current liabilities                                                                 4,522            5,665

Notes payable to stockholders                                                               565               10

Long-term debt, less current maturities                                                      --              116
                                                                                       --------         --------
Total liabilities                                                                         5,087            5,791

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                                         --               --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,734,444 and 7,382,622 shares outstanding                                 77               74
  Additional paid-in capital                                                             45,967           45,062
  Accumulated deficit                                                                   (46,007)         (43,260)
                                                                                       --------         --------
Total stockholders' equity                                                                   37            1,876
                                                                                       --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,124         $  7,667
                                                                                       ========         ========

                            The accompanying notes are an integral part of these financial statements.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)

                                                                                         Three Months Ended
                                                                              ------------------------------------------
                                                                              January 1, 1999            January 2, 1998
                                                                              ---------------            ---------------
                                                                                              (unaudited)
Net sales                                                                        $ 1,922                     $  1,863
                                                                                 -------                     --------
Expenses:
     Cost of products sold                                                         1,212                        1,824
     Selling, general and administrative                                           1,109                        1,338
     Product development                                                             518                          304
                                                                                 -------                      -------
                                                                                   2,839                        3,466
                                                                                 -------                      -------
Operating loss                                                                     (917)                       (1,603)
Other income (expense):
     Other income (expense)                                                          --                           (50)
     Interest expense - affiliates                                                  (23)                          (12)
     Interest expense - other                                                       (37)                          (29)
                                                                                 -------                      -------
Loss before income taxes                                                           (977)                       (1,694)
Provision for income taxes                                                           --                            --
                                                                                 -------                      -------
Net loss                                                                         $ (977)                      $(1,694)
                                                                                 =======                      =======
Loss per common share:
            Basic                                                                $(0.13)                      $ (0.22)
                                                                                 =======                      =======
            Diluted                                                              $(0.13)                      $ (0.22)
                                                                                 =======                      =======

  The accompanying notes are an integral part of these financial statements.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Operations
                     (in thousands, except per share data)

                                                                                      Nine Months Ended
                                                                          ----------------------------------------
                                                                          January 1, 1999          January 2, 1998
                                                                          ---------------          ---------------
                                                                                        (unaudited)
Net sales                                                                     $ 7,574                  $ 8,868
                                                                              -------                  -------
Expenses:
     Cost of products sold                                                      5,092                    6,054
     Selling, general and administrative                                        3,635                    3,377
     Product development                                                        1,475                      872
                                                                              -------                  -------
                                                                               10,202                   10,303
                                                                              -------                  -------
Operating loss                                                                 (2,628)                  (1,435)
Other  income (expense):
     Other income                                                                   2                      247
     Interest expense - affiliates                                                (51)                     (36)
     Interest expense - other                                                     (70)                     (79)
                                                                              -------                  -------
Loss before income taxes                                                       (2,747)                  (1,303)
Provision for income taxes                                                         --                       --
                                                                              -------                  -------
Net loss                                                                      $(2,747)                 $(1,303)
                                                                              =======                  =======
Loss per common share:
            Basic                                                             $ (0.36)                 $ (0.18)
                                                                              =======                  =======
            Diluted                                                           $ (0.36)                 $ (0.18)
                                                                              =======                  =======

  The accompanying notes are an integral part of these financial statements.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Computone Corporation
                           Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                              Nine Months Ended
                                                                                  -------------------------------------------
                                                                                  January 1, 1999             January 2, 1998
                                                                                  ---------------             ---------------
                                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss from operations                                                           $(2,747)                    $(1,303)
  Adjustments to reconcile loss from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                                     336                         389
       Provision for uncollectible accounts                                              110                         154
       Provision for inventory reserve                                                    70                         100
       Changes in current assets and current liabilities:
          Accounts receivable                                                            993                        (363)
          Inventories                                                                  1,632                         161
          Prepaid expenses and other                                                      22                        (112)
          Accounts payable and accrued liabilities                                      (275)                     (1,035)
                                                                                     -------                     -------
Net cash provided by (used in) operations                                                141                      (2,009)
                                                                                     -------                     -------
Cash flows from investing activities:
   Decrease in other assets                                                               --                          63
   Advance (See Note 7)                                                                 (450)                         --
   Capitalization of software costs                                                     (136)                       (185)
   Capital expenditures                                                                 (114)                        (88)
                                                                                     -------                     -------
Net cash used in investing activities                                                   (700)                       (210)
                                                                                     -------                     -------
Cash flows from financing activities:
  Borrowings from affiliates                                                             545                          35
  Repayment of debt - net                                                               (167)                       (500)
  Net borrowings under term loan                                                          --                         180
  Net (repayments) borrowings under lines of credit                                     (820)                        663
  Exercise of common stock options and warrants                                            3                          25
  Issuance of common stock                                                               905                       1,742
                                                                                     -------                     -------
Net cash provided by financing activities                                                466                       2,145
                                                                                     -------                     -------
Net decrease in cash and cash equivalents                                                (93)                        (74)
Cash and cash equivalents, beginning of period                                           146                          88
                                                                                     -------                     -------
Cash and cash equivalents, end of period                                             $    53                     $    14
                                                                                     =======                     =======
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                                         $    70                     $   115

 The accompanying notes are an integral part of these financial statements.

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the Company's need for substantial additional equity capital, the outcome of certain litigation pending against the Company, including a Securities and Exchange Commission ("SEC") investigation, general business and economic conditions in the market, the Company's ability to maintain its existing customers and other risks that may be described from time to time in reports the Company files with the SEC. Undue reliance should not be placed on any such forward-looking statements.


1.   BASIS OF PRESENTATION

     The financial statements included in this Form 10-QSB Quarterly Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB Annual Report for its fiscal year ended April 3, 1998.

     The financial statements presented herein as of January 1, 1999 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   REVENUE RECOGNITION

     Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped; however beginning with the fourth quarter of the fiscal year ended April 3, 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user. The modification was implemented in response to management's determination that the estimated returns and allowances attributable to such sales cannot be accurately quantified and is considered a change in estimate under APB Opinion No. 20, "Accounting Changes". The effect of adopting this modification on the Company's financial statements for the nine months ended January 1, 1999 was to increase revenue by approximately $80,000 and decrease operating loss by approximately $30,000.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $738,000 and $851,000 at January 1, 1999 and April 3, 1998, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 1, 1999 and April 3, 1998 (in thousands):

                           January 1, 1999   April 3, 1998

     Finished goods                 $  785          $1,375
     Work in progress                  612             533
     Raw materials                     653           1,844
                                    ------          ------
                                    $2,050          $3,752
                                    ======          ======

4.   LOSS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net income
(loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted EPS of ($0.13) for the three months ended January 1, 1999 and ($0.22) for the three months ended January 2, 1998. The basic and diluted EPS for the nine months ended January 1, 1999 is ($0.36) and ($0.18) for the nine months ended January 2, 1998. For purposes of computing diluted EPS during the three and nine month periods ended January 1, 1999, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

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

                             COMPUTONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.    DEBT

      On June 20, 1997, the Company entered into a financing arrangement with a lender which provided for a term loan in the amount of $254,000 at a rate of prime plus 1.50%, which was collateralized by the Company's inventory. In addition, a line of credit agreement existed with the lender for up to $2,500,000 and was based on the available borrowing base, at a rate of prime plus 1.25% which was collateralized by the Company's accounts receivable.

      On September 8, 1998, the Company received notice that the lender had accelerated all sums due under the financing agreement and made demand for payment of all outstanding balances due to the Company's violation of the minimum net worth covenant. The Company and the lender entered into a forbearance agreement while the Company sought to find another lender.

      On November 17, 1998, the Company and a new lender entered into a financing arrangement which provides for a line of credit up to $1,800,000 ($432,000 outstanding at January 1, 1999) and is based on the available
borrowing base, at rate of prime plus 2.00%.   A portion of the proceeds from
this line of credit was used to retire the debt borrowed under the June 20, 1997 financing agreement. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. The financing arrangement contains various affirmative and negative covenants and, as of January 1, 1999, the Company was in violation of the minimum consolidated tangible net worth covenant
and the minimum net working capital covenant.   The company has obtained from
the lender a waiver through March 31, 1999 regarding compliance with these two covenants.

7.    ADVANCE

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

      The Company and Ladia have agreed in principle on a renegotiation of certain terms of the Agreement. Under the terms negotiated, members of Ladia would receive approximately 40% of the ownership interests of LCTI. The Company cannot currently predict when a revised definitive Agreement will be executed or when the transactions contemplated by the Agreement as renegotiated in principle will be consummated.

      Under the renegotiated terms, it is contemplated that would use commercially reasonable efforts to raise additional equity financing of up to $4 million for Ladia. During the nine months period ending January 1, 1999, the Company made available to Ladia $450,000 in proceeds from the private placement of Common Stock by the Company, and has made an additional $250,000 available subsequent to January 1, 1999. The unwritten understanding between the Company and Ladia is that the funds advanced to Ladia by the Company would be converted in Common Stock of LCTI upon the consummation of the transactions contemplated by the Agreement and, if those transactions are not consummated, the amount of advances would constitute unsecured indebtedness of Ladia to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 2, 1998.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE THREE MONTHS ENDED JANUARY 2, 1998

     The Company reported a loss from operations for the quarter ended January 1, 1999 of $917,000 compared to a loss of $1,603,000 for the comparable quarter of the prior fiscal year. The Company's operating results for the three months ended January 1, 1999 were favorably affected by increased net sales, increased gross margins on sales and decreased general and administrative expenses

     Product sales revenue for the quarter ended January 1, 1999 totaled approximately $1,922,000 compared to $1,863,000 for the comparable quarter of the prior fiscal year, a increase of $59,000, or 3%. This increase in net product sales revenue is attributable to lower number of returns from the Company's distribution channel. As a result of a reorganization of the Company's sales force, sales to major accounts and North American distributors increased and sales to OEM's, VAR's and international customers decreased.

     Cost of products sold for the quarter ended January 1, 1999 amounted to $1,212,000, or 63% of product sales revenues versus $1,824,000, or 98%, for the comparable quarter of the prior year. The decrease in cost of products sold as a percentage of revenues is attributable to the write-off of previously capitalized manufacturing overhead costs in the prior fiscal year as well as increased gross margins on sales to the Company's domestic customers.

     Selling, general and administrative expenses amounted to $1,109,000, or 58% of product sales revenue, for the three months ended January 1, 1999 versus $1,338,000, or 72%, for the comparable three months of the prior fiscal year. The decrease in selling, general and administrative expenses during the quarter ended January 1, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions which were partially offset by increased legal costs.

     Product development expenses amounted to $518,000, or 27% of product sales revenue, for the three months ended January 1, 1999 versus $304,000, or 16%, for the comparable three month period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to complete the Company's new product release dates for the current fiscal year.


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE NINE MONTHS ENDED JANUARY 2, 1998

     The Company reported a loss from operations for the nine month period ended January 1, 1999 of $2,628,000 compared to a loss from operations of $1,435,000 for the comparable period of the prior fiscal year. The Company's operating results for the nine month period ended January 1, 1999 were unfavorably affected by depressed sales volume, and increased general and administrative expenses and product development costs

     Product sales revenue for the nine month period ended January 1, 1999 totaled approximately $7,574,000 compared to $8,868,000 for the comparable period of the prior fiscal year, a decrease of $1,294,000, or 15%. This decrease in product sales revenue is attributable to the continued delay in the delivery of new products, reorganization of the Company's sales force to utilize more of the distribution channel and delay in the receipt of product from the Company's suppliers due to the Company's working capital shortages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 2, 1998, CONT.

     Cost of products sold for the nine month period ended January 1, 1999 amounted to $5,092,000, or 67% of product sales revenues versus $6,054,000, or 68% of product sales revenues, for the comparable period of the prior year. The high dollar volume of low margin sales to the Company's major customer and a reduction in sales volumes were substantially offset by sales at higher gross margins to the Company's other customers and a reduction in the write-off of previously capitalized manufacturing overhead costs.

     Selling, general and administrative expenses amounted to $3,635,000, or 48% of product sales revenue, for the nine month period ended January 1, 1999 versus $3,377,000, or 38%, for the comparable period of the prior fiscal year. The increase in selling, general and administrative expenses is attributable to increases in legal costs, trade shows/advertising costs and bad debt expenses, partially offset by a decrease in compensation costs due to staff reductions.

     Product development expenses amounted to $1,475,000, or 19% of product sales revenues, for the nine month period ended January 1, 1999 versus $871,000, or 10%, for the comparable period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to complete the Company's product release dates for the current fiscal year.


LIQUIDITY

     In order to meet the Company's liquidity needs arising from the operating losses, the Company has raised and continues to seek additional equity capital by offering for sale, to accredited investors, shares of the Company's common
stock under Regulation D of the Securities Act of 1993.   Management believes
that sufficient funds can be raised to fund the Company's operations during fiscal 1999. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow.

     The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), short-term debt ($907,000) and investments in research and development ($1,475,000 in the first nine months of fiscal year 1999). Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with several raw materials vendors. Of the $907,000 outstanding as of January 1, 1999, approximately $475,000 is due to related parties, the maturity of which the Company believes can be extended as needed.

      On November 17, 1998, the Company and a new lender entered into a financing arrangement which provides for a line of credit up to $1,800,000 ($432,000 outstanding at January 1, 1999) and is based on the available borrowing base, at rate of prime plus 2.00%. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. The financing arrangement contains various affirmative and negative covenants and, as of January 1, 1999, the Company was in violation of the minimum consolidated tangible net worth covenant and the minimum net working capital covenant. The company has obtained from the lender a waiver through March 31, 1999 regarding compliance with these two covenants.

     Cash provided by operations amounted to $141,000 for the nine months ended January 1, 1999 compared to cash used in operations of $2,009,000 for the nine months ended January 2, 1998. The increase in cash provided by operations compared to the prior year fiscal period primarily reflects the decrease in accounts receivable and inventories.

     Cash used in investing activities amounted to $700,000 for the nine months ended January 1, 1999 compared with $210,000 used in financing activities for the nine months ended January 2, 1998. This increase from the same period of the prior fiscal year is attributable to funds raised from the private placement of common stock, a substantial portion of which was used to fund an advance (See
Note 7 for further information).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 2, 1998, CONT.


     Cash provided by financing activities during the nine months ended January 1, 1999 was $466,000 versus $2,145,000 for the nine months ended January 2, 1998. This decrease is partially due to the Company's repayments on the June 20, 1997 financing arrangement during the nine months ended January 1, 1999 versus borrowings under that arrangement during the nine months ended January 2, 1998. In addition, issuance of common stock was $905,000 in the nine months ended January 1, 1999 versus $1,742,000 in the nine months ended January 2, 1998 (See Note 7).

     Working capital was a deficit of $902,000 at January 1, 1999 versus positive working capital of $875,000 at April 3, 1998, a decrease of $1,777,000. The ratio of current assets to current liabilities at January 1, 1999 was 0.80 to 1.00 compared to 1.15 to 1.00 at April 3, 1998.

YEAR 2000 RISKS

     The year 2000 issue relates to computer programs and systems which recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999.

     The Company has conducted a review of its internal computer programs and operating systems to assess the impact of the year 2000 issue. The Company believes that its internal computer programs and systems are capable of addressing the year 2000 issue, and that no material expenditures are required in this regard. The Company is in the process of assessing year 2000 compliance with its key vendors and other companies doing business with it. Although the Company is optimistic that it will able to timely address any year 2000 problems that it identifies, the failure of the Company's or third parties' systems to be year 2000 compliant could have an material adverse effect on the Company's business, financial condition or results of operations.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1999

     Management believes that the release of the Company's TotalAccess DCS-5000, scheduled for the fourth quarter of fiscal 1999, will significantly enhance the Company's ability to increase its sales. The DCS-5000 combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. The DCS-5000 is intended for use by Internet Service Providers and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The DCS-5000 will reduce the Company's dependence on third party products and management believes that it can be sold at a considerable margin. Additionally, during the fourth quarter of fiscal 1999, the Company plans to introduce two new product families, the Powergate and the Powerrack RAS-2000. The Powergate family of products are high performance, cost effective PCI controller products specifically designed to meet the needs of the remote access market. The Powerrack RAS-2000 is a redesign of the Powerrack family of products and will add additional features such as Ethernet "Plug `n Play" connectivity.

     The Company's backlog was approximately $403,000 and $995,000 at January 1, 1999 and January 31, 1999, respectively. The Company anticipates that substantially all of its backlog will be shipped during the fourth quarter of the 1999 fiscal year.

     During January 1999, the Company received proceeds from the sale of common stock under Regulation D of the Securities Act of 1933 in the amount of $710,000.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          During the third quarter of fiscal 1999, the Company reached a settlement with Edward T. Lack, Jr. in the matter described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 3, 1998. The settlement calls for the Company to issue Mr. Lack 50,000 shares of the Company's Common Stock. Such shares will be issued during the fourth quarter of 1999. In exchange, Mr. Lack will release all claims against the Company.

          During the third quarter of fiscal 1999, the Company reached a settlement with Capella Worldwide and Comerica Bank in the matter described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 3, 1998. The settlement calls for the Company to
          pay both parties an aggregate amount of $150,000.   The Company had
          adequate amounts accrued to cover the cost of this settlement. In exchange, both parties will release all claims in against the Company.

          During February 1999, the Company reached an agreement in principle with Marshall Industries to settle the matter described in Item 3 to the Company's Annual Report of Form-10KSB for the year ended April 3, 1998. This agreement will not have a material adverse affect on the Company.

ITEM 2.   CHANGES IN SECURITIES

          In December 1998, the Company sold 36,000 shares of Common Stock at a price of $2.10 per share to one accredited investor in a private placement. The private placement is pursuant to Regulation D under the Securities Act of 1933. No underwriters were utilized in connection with such sales, nor were any underwriting discounts or commissions paid. The aggregate proceeds from such sales of Common Stock of $75,600 were used for working capital items and to partially fund the Company's loss from operations of $917,000 during the fiscal quarter ended January 1, 1999.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          On December 2, 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failure to satisfy the Nasdaq requirement that the Company maintain net tangible assets of not less that $3 million. The Company's Common Stock is now being traded on the OTC Bulletin Board. On December 3, 1998, the Company issued a press release reporting the delisting, a copy of which is included as
          Exhibit 99.1 to this Form 10-QSB Quarterly Report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits

          Exhibit No.               Description of Exhibit              Reference
              1               December 3, 1998 press release of       Filed Herewith
                              the Company relating to Nasdaq
                              delisting.


          (b) Reports on 8-K:

              Current report on Form 8-K Report dated November 17, 1998 reporting the Company's new financing agreement.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COMPUTONE CORPORATION


Date: February 11, 1999      By:   /s/ Perry J. Pickerign
                                   -------------------------------------------
                                   Perry J. Pickerign
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ Keith H. Daniel
                                   --------------------------------------------
                                   Keith H. Daniel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number                 Description                     Reference

     1               December 3, 1998 press release of      Filed Herewith
                     the Company relating to Nasdaq
                     Delisting