Form 10QSB/A
period 1997-07-04
COMPUTONE CORPORATION
filed 1999-06-29
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                               Yes  [X]       No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes  [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,825,696 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets as of July 4, 1997 and April 4, 1997
          As Restated (Note 2)                                                 3

          Statements of Operations for the three months ended
          July 4, 1997 and July 5, 1996                                        4

          Statements of Cash Flows  the three months ended
          July 4, 1997 and July 5, 1996                                        5

          Notes to Financial Statements                                        6

ITEM 2.   Management's Discussion and Analysis or Plan of Operations           8


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   10

ITEM 2.   Changes in Securities                                               10

ITEM 3.   Defaults Upon Senior Securities                                     10

ITEM 4.   Submission of Matters to a Vote of Security Holders                 10

ITEM 5.   Other Information                                                   10

ITEM 6.   Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                                 Balance Sheets
              (in thousands except par value and number of shares)

                                                                  July 4, 1997    April 4, 1997
                                                                  ------------    -------------
                                                                   (unaudited)
                                                                   As Restated     As Restated
ASSETS                                                              (Note 2)         (Note 2)
Current assets:
    Cash and cash equivalents                                       $    154         $     88
    Receivables, net                                                   2,409            1,636
    Inventories, net                                                   4,600            4,740
    Prepaid expenses and other                                           221              170
                                                                    --------         --------
Total current assets                                                   7,384            6,634

Property, equipment and improvements, net                                213              276

Intangible assets, net                                                   647              655

Other                                                                    102               90
                                                                    --------         --------

TOTAL ASSETS                                                        $  8,346         $  7,655
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                         $  2,084         $  2,647
    Accrued liabilities:
      Payroll                                                             99              112
      Prepaid sales                                                        6                9
      Professional fees                                                  105              171
      Other                                                              399              439
   Line of credit                                                        971               --
   Notes payable to stockholders                                         350              250
   Current maturities of long term debt                                  156              603
                                                                    --------         --------
Total current liabilities                                              4,170            4,231

Notes payable to stockholders                                            120              120

Long term debt, less current maturities                                  197               --
                                                                    --------         --------

Total liabilities                                                      4,487            4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; 0 shares issued                       --               --
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,825,696 and 6,712,074 shares outstanding              68               67
  Additional paid in capital                                          43,475           43,031
  Accumulated deficit                                                (39,684)         (39,794)
                                                                    --------         --------
Total stockholders' equity                                             3,859            3,304
                                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  8,346         $  7,655
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                    ----------------------------
                                                    July 4, 1997    July 5, 1996
                                                    ------------    ------------
                                                            (unaudited)
Revenues:
     Product sales                                     $ 3,494         $ 3,025
                                                       -------         -------
Expenses:
     Cost of products sold                               2,121           1,852
     Selling, general and administrative                   959             805
     Product development                                   275             274
                                                       -------         -------
                                                         3,355           2,931
                                                       -------         -------

Operating income                                           139              94

Other  income (expense):
     Other income (expense)                                 (2)              4
     Interest expense - affiliates                          (6)            (10)
     Interest expense - other                              (20)            (20)
                                                       -------         -------

Income before income taxes                                 111              68

Provision for income taxes                                  --              --
                                                       -------         -------

Net income                                             $   111         $    68
                                                       =======         =======
Income per common share:
            Basic                                      $  0.02         $  0.01
                                                       =======         =======
Weighted average common shares and
  common equivalents outstanding                         7,145           6,482
                                                       =======         =======

            See accompanying notes to the financial statements.

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Cash Flows
                                 (in thousands)

                                                                    Three Months Ended
                                                               -----------------------------
                                                               July 4, 1997     July 5, 1996
                                                               ------------     ------------
                                                                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                              $    111         $     68
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                  123              168
       Provision for uncollectible accounts                           (17)              51
       Provision for inventory reserve                                (39)               0
       Changes in current assets and current liabilities:
          Accounts receivable                                        (756)            (123)
          Inventories                                                 179             (149)
          Prepaid expenses and other                                  (50)              (9)
          Accounts payable and accrued liabilities                   (604)            (108)
                                                                 --------         --------

Net cash (used in) provided by operations                          (1,053)            (102)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                                (12)              (5)
   Capitalization of software costs                                   (73)             (45)
   Capital expenditures                                                29              (18)
                                                                 --------         --------

Net cash used in investing activities                                 (56)             (68)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                          100                0
  Repayment to affiliates                                               0                0
  Repayment of debt - net                                            (447)             (60)
  Net borrowings under term loan - others                             250                0
  Net borrowings under lines of credit - others                     1,271              150
  Exercise of common stock options and warrants                         1               16
                                                                 --------         --------

Net cash (used in) provided by financing activities                 1,175              106
                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents                   66              (64)
Cash and cash equivalents, beginning of period                         88              143
                                                                 --------         --------
Cash and cash equivalents, end of period                         $    154         $     79
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
        Interest                                                 $     27         $     30

               See accompanying notes to the financial statements.

                              COMPUTONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements included in this Form 10-QSB/A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal 1997 Form 10-KSB.

     The financial statements presented herein, as of July 4, 1997 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   RESTATEMENT OF FINANCIAL DATA
     -----------------------------

     The Company has restated its financial statements for the fiscal quarter ended July 4, 1997 (as presented herein) as a result of the ongoing investigation by the Securities and Exchange Commission (SEC) in matters focused principally on the Company's revenue recognition policies and internal accounting controls. Since March 1996, the Company has been the subject of an investigation by the SEC pursuant to a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the SEC of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws and to recommend the filing of a complaint in federal court seeking a permanent injunction against the Company for violations arising from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made during certain of the quarterly and annual filings by the Company in the five year period ending April 3, 1998. As a result of the foregoing, the Company is required, among other things, to restate certain previously issued financial information. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

     In response to the forgoing, the Company has taken a number of steps including (a) changing the application of its revenue recognition policy, effective with the fourth quarter of the fiscal year ended April 3, 1998, to defer recognition of revenue to customers who are not the end users of the Company's product until such time as the product has been sold through to the end user; (b) improving its quarterly and fiscal year end cut-off procedures;
(c) accepting the resignation of the Company's previous president and chief executive officer subsequent to April 3, 1998; and (d) accepting the resignation of the Company's previous chief financial officer subsequent to April 3, 1998. The Company believes that these steps will provide reasonable assurance that the aforementioned accounting errors do not recur.

     This restatement of financial statements results does not effect the statement of operations, statement of cash flows or earnings per common share in the periods presented herein. The effects on receivables, inventory, accumulated deficit is reflected on the statement of shareholders' equity.

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

3.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at July 4, 1997 and April 4, 1997 (in thousands):

                                       July 4, 1997         April 4, 1997
                                       ------------         -------------
                                       As Restated           As Restated
                                         (Note 2)              (Note 2)
     Finished goods                      $  1,624              $  1,880
     Work in progress                         761                   725
     Raw materials                          2,215                 2,135
                                         --------              --------
                                         $  4,600              $  4,740
                                         ========              ========

4    INCOME PER SHARE
     ----------------

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

SEE NOTE 2 IN ITEM 1 - RESTATEMENT OF FINANCIAL DATA

RESULTS OF OPERATIONS
---------------------

     The Company reported income from continuing operations for the quarter ended July 4, 1997 of $111,000 compared to income from continuing operations of $68,000 for the comparable quarter of the prior fiscal year. The increase in income is due primarily to the increase in product sales revenue to VAR's and major accounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 4, 1997, CONTINUED.

LIQUIDITY (CONTINUED)
---------------------

     Working capital amounted to $3,214,000 at July 4, 1997, an increase of $811,000, since April 4, 1997. The ratio of current assets to current liabilities at July 4, 1997 was 1.77 to 1.00 compared to 1.57 to 1.00 at April 4, 1997.

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



                              COMPUTONE CORPORATION


Date:  June 28, 1999          By:  \s\ Perry Pickerign
                                   -------------------
                                   Perry Pickerign
                                   President and Chief Executive Officer
                                   (Principal Operating Officer)


                              By:  \s\ Keith Daniel
                                   ----------------
                                   Keith Daniel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)