Form 10QSB/A
period 1997-10-03
COMPUTONE CORPORATION
filed 1999-06-29
CIK 819479

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

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets as of October 3, 1997, As Restated (Note 2)
          and April 4, 1997, As Restated (Note 2)                              3

          Statements of Operations for the three months ended October
          3, 1997, As Restated (Note 2) and October 4, 1996                    4

          Statements of Operations for the six months ended October 3,
          1997, As Restated (Note 2) and October 4, 1996                       5

          Statements of Cash Flows the six months ended October 3,
          1997, As Restated (Note 2) and October 4, 1996                       6

          Notes to Consolidated Financial Statements                           7

ITEM 2.   Management's Discussion and Analysis or Plan of Operations           9


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   12

ITEM 2.   Changes in Securities                                               12

ITEM 3.   Defaults Upon Senior Securities                                     12

ITEM 4.   Submission of Matters to a Vote of Security Holders                 12

ITEM 5.   Other Information                                                   12

ITEM 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                                 Balance Sheets
              (in thousands except par value and number of shares)

                                                            October 3, 1997   April 4, 1997
                                                            ---------------   -------------
                                                              (unaudited)      As Restated
                                                              As Restated        (Note 2)
                                                                (Note 2)
ASSETS
Current assets:
    Cash and cash equivalents                                   $    329         $     88
    Receivables, net                                               1,821            1,636
    Inventories, net                                               4,905            4,740
    Prepaid expenses and other                                       359              170
                                                                --------         --------
Total current assets                                               7,414            6,634

Property, equipment and improvements, net                            262              276

Intangible assets, net                                               640              655

Other                                                                103               90
                                                                --------         --------
TOTAL ASSETS                                                    $  8,419         $  7,655
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $  1,832         $  2,647
    Accrued liabilities:
         Payroll                                                      99              112
         Deferred sales                                                3                9
         Professional fees                                            44              171
         Other                                                       393              439
   Line of credit                                                    733               --
   Notes payable to stockholders                                     350              250
   Current maturities of long-term debt                              129              603
                                                                --------         --------
Total current liabilities                                          3,583            4,231

Notes payable to stockholders                                        120              120

Long-term debt, less current maturities                              141               --
                                                                --------         --------
Total liabilities                                                  3,844            4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                  --               --
  Common stock, $.01 par value; 50,000,000 shares
      authorized; 7,024,370 and 6,712,074 shares outstanding          74               67
  Additional paid-in capital                                      44,365           43,031
  Accumulated deficit                                            (39,864)         (39,794)
                                                                --------         --------
Total stockholders' equity                                         4,575            3,304
                                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  8,419         $  7,655
                                                                ========         ========

               See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                     --------------------------------
                                                     October 3, 1997  October 4, 1996
                                                     ---------------  ---------------
                                                       As Restated
                                                         (Note 2)

Net sales                                                $ 2,746          $ 3,504
                                                         -------          -------
Expenses:
     Cost of products sold                                 1,805            2,058
     Selling, general and administrative                   1,079              930
     Product development                                     292              265
                                                         -------          -------
                                                           3,176            3,253
                                                         -------          -------

Operating income (loss)                                     (430)             251

Other  income (expense):
     Other income (expense)                                  298                3
     Interest expense - other                                (48)             (36)
                                                         -------          -------

Income (loss) before income taxes                           (180)             218

Provision for income taxes                                    --               --
                                                         -------          -------

Net (income) loss                                        $  (180)         $   218
                                                         =======          =======

Earnings (loss) per common share:                        $ (0.03)         $  0.03
                                                         =======          =======

Weighted average common shares and
           common share equivalents outstanding            7,191            6,843
                                                         =======          =======

           See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                              Six Months Ended
                                                     --------------------------------
                                                     October 3, 1997  October 4, 1996
                                                     ---------------  ---------------
                                                       As Restated
                                                         (Note 2)

Net sales                                                $ 6,240          $ 6,529
                                                         -------          -------

Expenses:
     Cost of products sold                                 3,926            3,910
     Selling, general and administrative                   2,038            1,734
     Product development                                     568              539
                                                         -------          -------
                                                           6,532            6,183
                                                         -------          -------

Operating income (loss)                                     (292)             346

Other  income (expense):
     Other income (expense)                                  296                3
     Interest expense - other                                (74)             (66)
                                                         -------          -------

Income (loss) before income taxes                            (70)             283

Provision for income taxes                                    --               --
                                                         -------          -------

Net income (loss)                                        $   (70)         $   283
                                                         =======          =======

Earnings (loss) per common share:                        $ (0.01)         $  0.04
                                                         =======          =======

Weighted average common shares and
           common share equivalents outstanding            7,191            6,843
                                                         =======          =======

            See accompanying notes to the financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                  For the six months ended
                                                              --------------------------------
                                                              October 3, 1997  October 4, 1996
                                                              ---------------  ---------------
                                                                As Restated
                                                                 (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                         $    (70)        $    283
  Adjustments to reconcile loss from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                  224              340
       Provision for possible losses                                  (55)              78
       Changes in current assets and current liabilities:
          Accounts receivable                                        (169)            (747)
          Inventories                                                (126)            (224)
          Prepaid expenses and other                                 (188)             (26)
          Accounts payable and accrued liabilities                 (1,007)             (18)
                                                                 --------         --------

Net cash provided by (used in) operations                          (1,391)            (314)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in other assets                                (11)              (4)
   Capitalization of software costs                                  (143)             (75)
   Capital expenditures                                               (54)             (30)
                                                                 --------         --------

Net cash used in investing activities                                (208)            (109)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt - net                                            (500)            (115)
  Net borrowings under lines of credit                                733              150
  Net borrowings under term loan                                      192                0
  Net borrowings from affiliates                                       75              250
  Issuance of common stock                                          1,320                0
Exercise of common stock options and warrants                          20               16
                                                                 --------         --------

Net cash provided by financing activities                           1,840              301
                                                                 --------         --------

Net decrease in cash and cash equivalents                             241             (122)
Cash and cash equivalents, beginning of period                         88              143
                                                                 --------         --------
Cash and cash equivalents, end of period                         $    329         $     21
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
        Interest                                                 $     74         $     66

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

2.   RESTATEMENT OF FINANCIAL DATA
     -----------------------------

     The Company has restated its financial  statements  for the fiscal  quarter ended October 3, 1997 (as presented herein) as a result of the ongoing investigation by the Securities and Exchange Commission (SEC) in matters focused principally on the Company's revenue recognition policies and internal accounting controls. Since March 1996, the Company has been the subject of an investigation by the SEC pursuant to a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the SEC of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws and to recommend the filing of a complaint in federal court seeking a permanent injunction against the Company for violations arising from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made during certain of the quarterly and annual filings by the Company in the five year period ending April 3, 1998. As a result of the foregoing, the Company is required, among other things, to restate certain previously issued financial information. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

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

     This restatement of financial data for the periods reported on herein results from the improper recognition of revenue on certain sales, which had the effects on the results of operations as follows:

                                              Quarter Ended October 3, 1997
                                              -----------------------------
                                             As Reported         As Restated
                                             -----------         -----------
                                         (in thousands except per share amounts)

Revenues                                       $ 3,511             $ 2,746
Operating Income (Loss)                        $    30             $  (430)
Net Income (Loss)                              $   280             $  (180)
Earnings (Loss) Per Share                      $   .04             $  (.03)

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

2.   RESTATEMENT OF FINANCIAL DATA, CONTINUED
     ----------------------------------------

                                          Six Month Period Ended October 3, 1997
                                          --------------------------------------
                                             As Reported         As Restated
                                             -----------         -----------
                                         (in thousands except per share amounts)

Revenues                                       $ 7,005             $ 6,240
Operating Income (Loss)                        $   168             $  (292)
Net Income (Loss)                              $   390             $   (70)
Earnings (Loss) Per Share                      $   .06             $  (.01)

3.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 3, 1997 and April 4, 1997 (in thousands):

                                              October 3, 1997   April 4, 1997
                                              ---------------   -------------
                                                As Restated      As Restated
                                                  (Note 2)         (Note 2)

     Finished goods                               $  1,818         $  1,880
     Work in progress                                  665              725
     Raw materials                                   2,422            2,135
                                                  --------         --------
                                                  $  4,905         $  4,740
                                                  ========         ========

4.   INCOME PER SHARE
     ----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

SEE NOTE 2 IN ITEM 1 - RESTATEMENT OF FINANCIAL DATA

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended October 3, 1997
------------------------------------------

     The Company reported an operating loss for the quarter ended October 3, 1997 of $430,000 compared to operating income of $251,000 for the comparable quarter of the prior fiscal year. The decrease in income is due primarily to product mix shortages resulting from delivery delays by one of the Company's major outsourcing vendors. These delays were the result of the vendor's inability to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders.

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

     Product sales revenue from continuing operations for the quarter ended October 3, 1997 totaled approximately $2,746,000 compared to $3,504,000 for the comparable quarter of the prior fiscal year, a decrease of 22%. This decrease in product sales revenue can be attributed to the Company's delay in receiving products from its outsourcing vendors.

     Cost of products sold for the quarter amounted to $1,805,000 or 66% of product sales revenues versus $2,058,000 or 59% for the comparable quarter of the prior year. The increase in cost of products sold can be attributed to the increase in sales of remote access products with a lower gross margin.

     Selling, general and administrative expenses amounted to $1,079,000 or 39% of product sales revenue for the three months ended October 3, 1997 versus $930,000 or 27% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended October 3, 1997 versus the same period of the prior fiscal year can be attributed to an increase in headcount in the areas of sales and customer service. The Company experienced an increase in selling related costs associated with the Company's efforts to sell the remote access products that were sold to a major customer during last fiscal year and returned to the Company during this fiscal period. The impact on the Company's earnings for this period was minimal as no revenue was recognized on the shipment of these products during the last fiscal year. The Company has implemented additional sales promotions in an effort to sell the remaining products associated with this transaction.

     Product development expenses amounted to $292,000 or 11% of product sales revenue for the three months ended October 3, 1997 versus $265,000 or 9% of product sales revenue for the comparable three month period of the prior fiscal year.

For the Six Months Ended October 3, 1997
----------------------------------------

     The Company reported an operating loss for the six months ended October 3, 1997 of $292,000 compared to operating income of $346,000 for the comparable six months of the prior fiscal year. The decrease in income is due primarily to product mix shortages resulting from delivery delays by one of the Company's major outsourcing vendors. These delays were the result of the vendor's inability to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders. At October 3, 1997, the Company had open orders in excess of $225,000.

     Product sales revenue for the six months ended October 3, 1997 totaled approximately $6,240,000 compared to $6,529,000 for the comparable six months of the prior fiscal year, a decrease of 4%. This decrease in product sales revenue can be attributed to the Company's delay in receiving products from its outsourcing vendors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

For the Six Months Ended October 3, 1997 (continued)
----------------------------------------------------

     Cost of products sold for the six months amounted to $3,926,000 or 63% of product sales revenues versus $3,910,000 or 60% for the comparable six months of the prior year. The increase in cost of products sold can be attributed to the increase in product sales revenue, along with the Company's sales of remote access products with a higher cost.

     Selling, general and administrative expenses amounted to $2,038,000 or 33% of product sales revenue for the six months ended October 3, 1997 versus $1,734,000 or 27% of product sales revenue for the comparable six months of the prior fiscal year. The increase in expenses during the six months ended October 3, 1997 versus the same period of the prior fiscal year can be attributed to an increase in headcount in the areas of sales and customer service. The Company experienced an increase in selling related costs associated with the Company's efforts to sell the remote access products that were sold to a major customer during last fiscal year and returned to the Company during this fiscal period. The impact on the Company's earnings for this period was minimal as no revenue was recognized on the shipment of these products during the last fiscal year.

     Product development expenses amounted to $568,000 or 9% of product sales revenue for the six months ended October 3, 1997 versus $539,000 or 8% of product sales revenue for the comparable six month period of the prior fiscal year.

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

     Working capital amounted to $3,831,000 at October 3, 1997, an increase of $1,428,000, since April 4, 1997. The ratio of current assets to current liabilities at October 3, 1997 was 2.07 to 1.00 compared to 1.57 to 1.00 at April 4, 1997.

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

                      Remote Access Servers                Input\Output Devices              Total
                 Sales $ (000's)     % of Total       Sales $ (000's)    % of Total     Sales $ (000's)   % of Total
                 ---------------    -----------       ---------------    ----------     ---------------   ----------

Qtrly Info: 98        1,192             43%                 1,554            57%              2,746           100%
            97        1,033             30%                 2,471            70%              3,504           100%

YTD Info:   98        2,521             40%                 3,719            60%              6,240           100%
            97        2,039             32%                 4,490            68%              6,529           100%

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

                               COMPUTONE CORPORATION


Date: June 28, 1999            By:  \s\ Perry J. Pickerign
                                    ----------------------
                                    Perry J. Pickerign
                                    President and Chief Executive Officer
                                    (Principal Operating Officer)


                               By:  \s\ Keith H. Daniel
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)