Form 10QSB/A
period 1998-01-02
COMPUTONE CORPORATION
filed 1999-06-29
CIK 819479

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


Issuer's telephone number, including area code: (770) 625 - 0000


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

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets as of January 2, 1998, As Restated
          (Note 2) and April 4, 1997, As Restated (Note 2)                     3

          Statements of Operations for the three months ended
          January 2, 1998, As Restated (Note 2) and January 3,
          1997, As Restated (Note 2)                                           4

          Statements of Operations for the nine months ended
          January 2, 1998, As Restated (Note 2) and January 3,
          1997, As Restated (Note 2)                                           5

          Statements of Cash Flows for the nine months ended
          January 2, 1998, As Restated (Note 2) and January 3,
          1997, As Restated (Note 2)                                           6

          Notes to Financial Statements                                        7

ITEM 2.   Management's Discussion and Analysis or Plan of Operations
          for the three and nine months ended January 2, 1998                  8


                   PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   12

ITEM 2.   Changes in Securities                                               12

ITEM 3.   Defaults Upon Senior Securities                                     12

ITEM 4.   Submission of Matters to a Vote of Security Holders                 12

ITEM 5.   Other Information                                                   13

ITEM 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

EXHIBITS INDEX                                                                15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                                 Balance Sheets
              (in thousands except par value and number of shares)

                                                            January 2, 1998   April 4, 1997
                                                            ---------------   -------------
                                                              (unaudited)      As Restated
                                                              As Restated        (Note 2)
                                                                (Note 2)
ASSETS
Current assets:
    Cash and cash equivalents                                   $     14         $     88
    Receivables, net                                               1,847            1,636
    Inventories, net                                               4,429            4,740
    Prepaid expenses and other                                       282              170
                                                                --------         --------
Total current assets                                               6,572            6,634

Property, equipment and improvements, net                            466              276

Intangible assets, net                                               600              655

Other                                                                 28               90
                                                                --------         --------

TOTAL ASSETS                                                    $  7,666         $  7,655
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $  1,794         $  2,647
    Accrued liabilities:
         Payroll                                                      88              112
         Deferred sales                                               --                9
         Professional fees                                            63              171
         Other                                                       397              439
   Line of credit                                                    663               --
   Notes payable to stockholders                                     350              250
   Current maturities of long-term debt                               89              603
                                                                --------         --------
Total current liabilities                                          3,444            4,231

Notes payable to stockholders                                        120               10

Long-term debt, less current maturities                              129              110
                                                                --------         --------

Total liabilities                                                  3,693            4,351

Stockholders' Equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                  --               --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,255,633 and 6,712,074 shares outstanding          75               67
  Additional paid-in capital                                      45,043           43,031
  Accumulated deficit                                            (41,145)         (39,794)
                                                                --------         --------
Total stockholders' equity                                         3,973            3,304
                                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  7,666         $  7,655
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                      Three Months Ended
                                               ---------------------------------
                                               January 2, 1998   January 3, 1997
                                               ---------------   ---------------
                                                 As Restated       As Restated
                                                   (Note 2)          (Note 2)
                                                   --------          --------
Revenues:
    Net sales                                      $  2,569          $  3,304
                                                   --------          --------
Expenses:
     Cost of products sold                            2,118             1,864
     Selling, general and administrative              1,338             1,090
     Product development                                304               312
                                                   --------          --------
                                                      3,760             3,266
                                                   --------          --------

Operating income (loss)                              (1,191)               38

Other  income (expense):
     Other net                                          (50)               23
     Interest expense                                   (41)              (27)
                                                   --------          --------

Income (loss) before income taxes                    (1,282)               34

Provision for income taxes                               --                --
                                                   --------          --------

Net income (Loss)                                  $ (1,282)         $     34
                                                   ========          ========

Earnings (loss) per common share                      (0.17)             0.00
                                                   ========          ========

Weighted average common shares and
   common share equivalents outstanding               7,672             6,848
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

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                       Nine Months Ended
                                               ---------------------------------
                                               January 2, 1998   January 3, 1997
                                               ---------------   ---------------
                                                 As Restated       As Restated
                                                   (Note 2)          (Note 2)

Revenues:
Net sales                                          $  8,809          $  9,833
                                                   --------          --------
Expenses:
     Cost of products sold                            6,043             5,775
     Selling, general and administrative              3,377             2,824
     Product development                                872               851
                                                   --------          --------
                                                     10,292             9,450
                                                   --------          --------

Operating income (loss)                              (1,483)              383

Other  income (expense):
     Other net                                          247                28
     Interest expense                                  (115)              (94)
                                                   --------          --------

Income (loss) before income taxes                    (1,351)              317

Provision for income taxes                               --                --
                                                   --------          --------

Net income (loss)                                  $ (1,351)         $    317
                                                   ========          ========

Net income (loss) per share - basic                   (0.18)             0.05
                                                   ========          ========

Weighted average common shares and
   common share equivalents outstanding               7,362             6,848
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

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                             ---------------------------------
                                                             January 2, 1998   January 3, 1997
                                                             ---------------   ---------------
                                                               As Restated       As Restated
                                                                 (Note 2)          (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from operations                                       $ (1,351)         $    317
  Adjustments to reconcile loss from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                  389               515
       Provision for uncollectible accounts                           154                70
       Provision for inventory reserve                                 --                --
       Changes in current assets and current liabilities:
          Accounts receivable                                        (304)             (891)
          Inventories                                                 250              (603)
          Prepaid expenses and other                                 (112)                4
          Accounts payable and accrued liabilities                 (1,035)             (229)
                                                                 --------          --------
Net cash provided by (used in) operations                          (2,009)             (817)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase (Decrease) in other assets                                 63                (3)
   Capitalization of software costs                                  (185)             (105)
   Capital expenditures                                               (88)              (86)
                                                                 --------          --------
Net cash used in investing activities                                (210)             (194)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from affiliates                                       35               250
  Repayment of debt - net                                            (500)             (429)
  Net borrowings under term loan                                      180                --
  Net (repayments) borrowings under lines of credit                   663                --
  Exercise of common stock options and warrants                        25                 4
  Issuance of common stock                                          1,742             1,418
                                                                 --------          --------
Net cash provided by financing activities                           2,145             1,243
                                                                 --------          --------

Net decrease in cash and cash equivalents                             (74)              232
Cash and cash equivalents, beginning of period                         88               143
                                                                 --------          --------

Cash and cash equivalents, end of period                         $     14          $    375
                                                                 ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
        Interest                                                 $    115          $     94

           See accompanying notes to the financial statements.

                              COMPUTONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements included in this Form 10-QSB/A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended April 4, 1997.

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

2.   RESTATEMENT OF FINANCIAL DATA
     -----------------------------

     The Company has restated its financial statements for the fiscal quarter(s) ended January 2, 1998 and Janaury 3, 1997 (as presented herein) as a result of the ongoing investigation by the Securities and Exchange Commission (SEC) in matters focused principally on the Company's revenue recognition policies and internal accounting controls. Since March 1996, the Company has been the subject of an investigation by the SEC pursuant to a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the SEC of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws and to recommend the filing of a complaint in federal court seeking a permanent injunction against the Company for violations arising from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made during certain of the quarterly and annual filings by the Company in the five year period ending April 3, 1998. As a result of the foregoing, the Company is required, among other things, to restate certain previously issued financial information. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

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

     This restatement of financial data for the periods reported on herein results from the improper recognition of revenue on certain sales, which had the effects on the results of operations as follows:

                                        Three Month Period Ended January 2, 1998
                                        ----------------------------------------
                                              As Reported       As Restated
                                              -----------       -----------
                                         (In thousands except per share amounts)
Revenues                                       $  1,863          $  2,569
Operating Income (Loss)                        $ (1,603)         $ (1,191)
Net Income (Loss)                              $ (1,694)         $ (1,282)
Basic and Diluted Earnings (Loss) Per Share    $ ( 0.22)         $ ( 0.17)

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


2.   RESTATEMENT OF FINANCIAL DATA, CONTINUED
     ----------------------------------------

                                         Nine Month Period Ended January 2, 1998
                                         ---------------------------------------
                                              As Reported       As Restated
                                              -----------       -----------
                                         (In thousands except per share amounts)
Revenues                                       $  8,868          $  8,809
Operating Income (Loss)                        $ (1,435)         $ (1,483)
Net Income (Loss)                              $ (1,303)         $ (1,351)
Basic and Diluted Earnings (Loss) Per Share    $ ( 0.18)         $ ( 0.18)


                                        Three Month Period Ended January 3, 1997
                                        ----------------------------------------
                                              As Reported       As Restated
                                              -----------       -----------
                                         (In thousands except per share amounts)
Revenues                                       $  3,477          $  3,304
Operating Income                               $    130          $     38
Net Income                                     $    126          $     34
Basic and Diluted Earnings Per Share           $   0.02          $   0.00


                                         Nine Month Period Ended January 3, 1997
                                         ---------------------------------------
                                              As Reported       As Restated
                                              -----------       -----------
                                         (In thousands except per share amounts)
Revenues                                       $ 10,006          $  9,833
Operating Income                               $    475          $    383
Net Income                                     $    409          $    317
Basic and Diluted Earnings Per Share           $   0.06          $   0.05


3.   INVENTORIES
     -----------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 2, 1998 and April 4, 1997 (in thousands):

                                           January 2, 1998   April 4, 1997
                                           ---------------   -------------
                                             As Restated      As Restated
                                               (Note 2)         (Note 2)
     Finished goods                            $  1,526         $  1,880
     Work in progress                               687              725
     Raw materials                                2,216            2,135
                                               --------         --------
                                               $  4,429         $  4,740
                                               ========         ========

4.   INCOME PER SHARE
     ----------------

     "Earnings per share ("EPS") is computed based on the weighted average number of common shares, and common stock options and warrants (unless conversion would have an antidilutive effect on EPS) (using the treasury method), in accordance with the requirements of FASB Statement of Standards No. 128 Earnings per Share. For purposes of computing EPS, for all periods presented the numerator is represented by net income or net loss for each respective period; the denominator for computing basic EPS is represented by the weighted average number of shares outstanding for each respective period; the denominator for computing diluted EPS for fiscal 1998 periods presented is the same number as used in computing basic EPS as the effects of conversion would be antidilutive.

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEE NOTE  2 IN ITEM 1 - RESTATEMENT OF FINANCIAL DATA

RESULTS OF OPERATIONS
---------------------

For the Three  Months Ended  January 2, 1998  Compared to the Three Months Ended
--------------------------------------------------------------------------------
January 3, 1997
---------------

     The Company reported an operating loss of $1,191,000 and net loss of $1,282,000 for the three months ended January 2, 1998 compared to operating income of $38,000 and net income of $34,000 for the comparable three months of the prior fiscal year. The decrease in income is due primarily to working capital shortages and subsequent payment delays to the Company's major outsourcing vendors during the first quarter of the fiscal year which resulted in the Company's accounts being placed on credit hold with these vendors. After the Company's accounts were again in good standing, one of these vendors was unable to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders during the second quarter. The current period's decrease in income is due primarily to the continued effects of the product mix shortages, the lingering effects of the lost sales opportunities during the second quarter resulting from the product shortages and numerous one-time or non-recurring expenses amounting to approximately $600,000.

     Product sales revenue for the quarter ended January 2, 1998 total approximately $2,569,000 compared to $3,304,000 for the comparable quarter of the prior fiscal year, a decrease of 22%. This change in product sales revenue is attributable to the continued effects of the product mix shortages and the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages. A significant increase in sales to major accounts was offset by decreases in sales to North American distributors, OEM's, VAR's and international customers.

     Cost of products sold for the quarter ended January 2, 1998 amounted to $2,118,000 or 82% of product sales revenues compared to $1,864,000 or 56% for the comparable quarter of the prior year. The decrease in cost of products sold is attributable to the decrease in product sales revenue. However, the increase in cost of goods sold as a percentage of revenues is attributable to the Company's sales of remote access products with a higher cost and the reduction of capitalized overhead costs resulting from the Company's move toward greater outsourcing of its product assembly.

     Selling, general and administrative expenses amounted to $1,338,000 or 52% of product sales revenue for the three months ended January 2, 1998 compared to $1,090,000 or 33% of product sales revenue for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended January 2, 1998 compared to the same

--------------------------------

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

     Product development expenses amounted to $304,000 or 12% of product sales revenue for the three months ended January 2, 1998 compared to $312,000 or 9% of product sales revenue for the comparable three month period of the prior fiscal year.

For the Nine Months  Ended  January 2, 1998  Compared  to the Nine Months  Ended
--------------------------------------------------------------------------------
January 3, 1997
---------------

     The Company reported an operating loss of $1,483,000 and net loss of $1,351,000 for the nine months ended January 2, 1998 compared to operating income of $383,000 and net income of $317,000 for the comparable nine months of the prior fiscal year. The decrease in income is due primarily to working capital shortages and subsequent payment delays to the Company's major outsourcing vendors during the first quarter of this fiscal year which resulted in the Company's accounts being placed on credit hold with these vendors. After the Company's accounts were again in good standing, one of these vendors was unable to procure certain long lead time components in a timely enough manner to provide the Company with sufficient products to meet its open orders during the second quarter. The current period's decrease in income is due primarily to the continued effects of the product mix shortages, the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages an numerous one-time or non-recurring expenses amounting to approximately $600,000.

     Product sales revenue for the nine months ended January 2, 1998 totaled approximately $8,809,000 compared to $9,833,000 for the comparable nine months of the prior fiscal year, a decrease of 10%. This decrease in product sales revenue is attributable to the continued effects of the product mix shortages and the lingering effects of lost sales opportunities during the second quarter resulting from the product shortages. Significant increases in sales to major accounts and OEM's were offset by decreases in sales to North American distributors, VAR's and international customers.

     Cost of products sold for the nine months January 2, 1998 amounted to $6,043,000 or 69% of product sales revenues compared to $5,775,000 or 59% for the comparable nine months of the prior year. The increase in cost of products sold is attributable to the reduction of capitalized overhead costs, resulting from the Company's move toward greater outsourcing of its product assembly, along with an increase in fixed manufacturing overhead expenses.

     Selling, general and administrative expenses amounted to $3,377,00 or 38% of product sales revenue for the nine months ended January 2, 1998 compared to $2,824,000 or 29% of product sales revenue for the comparable nine months of the prior fiscal year. The increase in expenses during the nine months ended January 2, 1998 compared to the same period of the prior fiscal year is attributable to the Company's relocation to its new facility, an increase in professional fees and the Company's annual shareholders' meeting and related open house. The Company experienced an increase in selling related costs associated with the Company's effort to sell the remote access products that were shipped to a major customer during last fiscal year (and accounted for as a consignment) and returned to the Company during the second quarter of this fiscal year. The Company implemented additional sales promotions in an effort to sell the remaining products associated with this transaction along with other products that were not affected by delivery delays.

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

     Cash used in continuing operations amounted to $2,009,000 for the nine months ended January 2, 1998 compared to cash used in continuing operations of $817,000 for the comparable nine months ended January 3, 1997. The increase in cash used in continuing operations compared to the prior year fiscal period reflects primarily the loss from continuing operations. Accounts payable and accrued liabilities decreased by $1,035,000 as a result of the working capital that was made available by the line of credit and private placement proceeds.

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

     Working capital amounted to $3,128,000 at January 2, 1998 an increase of $725,000, since April 4, 1997. The ratio of current assets to current liabilities at January 2, 1998 was 1.91 to 1.00 compared to 1.57 to 1.00 at April 4, 1997.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998
-----------------------------------------
SALES BY PRODUCT LINE
---------------------

     The Company continues to experience growth in its sales of remote access products following its decision to strategically aligned its sales focus towards this marketplace versus sales of input\output devices. The sales information for the second quarter of fiscal 1998 ended January 2, 1998 is listed below.
Management is fairly optimistic that the level of sales of remote access products as a percentage of net revenue will continue to increase over the remainder of the current fiscal year and should remain at the level of 50% of net revenues.

                      Remote Access Servers                Input\Output Devices                 Total
                  Sales $ (000's)     % of Total       Sales $ (000's)    % of Total     Sales $ (000's)    % of Total
                  ---------------    -----------       ---------------    ----------     ---------------    ----------
Third Quarter:
         98           $1,273             50%                $1,296            50%              $2,569           100%
         97            1,290             39                  2,014            61                3,304           100

First Nine Months:
         98           $4,142             47%                $4,667            53%              $8,809           100%
         97            3,372             34                  6,461            66                9,833           100

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998
-----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

          The Company sold the shares to one investor, The Tailwind Fund Ltd. Pursuant to the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended.

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


                               By:  \s\ Keith H. Daniel
                                    -------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number      Description of Exhibit
--------------      ----------------------

3.1 (i)             Restated Certificate of Incorporate of Registrant as amended

27                  Financial Data Schedule