Form 10QSB/A
period 1998-10-02
COMPUTONE CORPORATION
filed 1999-06-30
CIK 819479

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

                               Yes  [ ]       No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,698,444 shares of common stock on November 6, 1998.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

                              COMPUTONE CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets as of October 2, 1998 and April 3, 1998               3

          Statements of Operations for the three months ended
          October 2, 1998 and October 3, 1997, As Restated (Note 2)            4

          Statements of Operations for the six months ended
          October 2, 1998 and October 3, 1997, As Restated (Note 2)            5

          Statements of Cash Flows  for the six months ended
          October 2, 1998 and October 3, 1997, As Restated (Note 2)            6

          Notes to Financial Statements                                        7

ITEM 2.   Management's Discussion and Analysis or Plan of Operation           11


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   14

ITEM 2.   Changes in Securities                                               14

ITEM 3.   Defaults Upon Senior Securities                                     14

ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended
                                                --------------------------------
                                                October 2, 1998  October 3, 1997
                                                ---------------  ---------------
                                                                   As Restated
                                                                     (Note 2)
Revenues:
     Product sales                                  $  2,808         $  2,746
                                                    --------         --------
Expenses:
     Cost of products sold                             1,883            1,805
     Selling, general and administrative               1,196            1,079
     Product development                                 521              292
                                                    --------         --------
                                                       3,600            3,176
                                                    --------         --------

Operating income (loss)                                 (792)            (430)

Other income (expense):
     Other income (expense)                                2              298
     Interest expense - affiliates                       (18)             (12)
     Interest expense - other                            (11)             (36)
                                                    --------         --------

Income (loss) before income taxes                       (819)            (180)

Provision for income taxes                                --               --
                                                    --------         --------

Net income (loss)                                   $   (819)        $   (180)
                                                    ========         ========

Income (loss) per common share:
            Basic                                   $  (0.11)        $  (0.03)
                                                    ========         ========
            Diluted                                 $  (0.11)        $  (0.03)
                                                    ========         ========

               See accompanying notes to the financial statements.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Six Months Ended
                                                --------------------------------
                                                October 2, 1998  October 3, 1997
                                                ---------------  ---------------
                                                                   As Restated
                                                                     (Note 2)

Revenues:
     Product sales                                  $  5,652         $  6,240
                                                    --------         --------
Expenses:
     Cost of products sold                             3,881            3,926
     Selling, general and administrative               2,525            2,038
     Product development                                 957              568
                                                    --------         --------
                                                       7,363            6,532
                                                    --------         --------

Operating income (loss)                               (1,711)            (292)

Other  income (expense):
     Other income (expense)                                2              296
     Interest expense - affiliates                       (28)             (24)
     Interest expense - other                            (32)             (50)
                                                    --------         --------

Income (loss) before income taxes                     (1,769)             (70)


Provision for income taxes                                --               --
                                                    --------         --------

Net income (loss)                                   $ (1,769)        $    (70)
                                                    ========         ========

Income (loss) per common share:
            Basic                                   $  (0.23)        $  (0.01)
                                                    ========         ========
            Diluted                                 $  (0.23)        $  (0.01)
                                                    ========         ========

        See accompanying notes to the financial statements.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Cash Flows
                                 (in thousands)

                                                                     Six Months Ended
                                                              --------------------------------
                                                              October 2, 1998  October 3, 1997
                                                              ---------------  ---------------
                                                                                 As Restated
                                                                                   (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                              $ (1,769)        $    (70)
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                  224              224
       Provision for uncollectible accounts                            26              (17)
       Provision for inventory reserve                                 60              (38)
       Changes in current assets and current liabilities:
          Accounts receivable                                         985             (169)
          Inventories                                               1,210             (126)
          Prepaid expenses and other                                  (16)            (188)
          Accounts payable and accrued liabilities                   (392)          (1,007)
                                                                 --------         --------
Net cash (used in) provided by operations                             328           (1,391)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in other assets                                 --              (11)
   Advance (See Note 7)                                              (450)              --
   Capitalization of software costs                                   (88)            (143)
   Capital expenditures                                               (94)             (54)
                                                                 --------         --------
Net cash used in investing activities                                (632)            (208)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                          400               75
  Repayment of debt - net                                             (25)            (500)
  Net borrowings under term loan                                       --              192
  Net borrowings under lines of credit                               (943)             733
  Exercise of common stock options and warrants                         3               20
  Issuance of common stock                                            829            1,320
                                                                 --------         --------
Net cash provided by financing activities                             264            1,840
                                                                 --------         --------

Net increase in cash and cash equivalents                             (40)             241
Cash and cash equivalents, beginning of period                        146               88
                                                                 --------         --------
Cash and cash equivalents, end of period                         $    106         $    329
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                 $     60         $     74

               See accompanying notes to the financial statements.

                              COMPUTONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     All statements contained in this Form-10QSB/A Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the Company's need for substantial additional equity capital, the outcome of certain litigation pending against the Company, including an SEC investigation, the loss of the exemption pursuant to which the Company's Common Stock is currently traded on the Nasdaq SmallCap Market, general business and economic conditions in the market, the Company's ability to maintain its existing customers and other risks that may be described from time to time in reports the Company files with the SEC. Undue reliance should not be placed on any such forward-looking statements.

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

                             COMPUTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

2.   RESTATEMENT OF FINANCIAL DATA, CONTINUED
     ----------------------------------------

     This restatement of financial data for the periods reported on herein results from the improper recognition of revenue on certain sales, which had the effects on the results of operations as follows:

                                              Quarter Ended October 3, 1997
                                              -----------------------------
                                            As Reported           As Restated
                                            -----------           -----------
                                         (In thousands except per share amounts)
Revenues                                      $ 3,511               $ 2,746
Operating Income (Loss)                       $    30               $  (430)
Net Income (Loss)                             $   280               $  (180)
Basic and Diluted Earnings (Loss) Per Share   $   .04               $  (.03)


                                          Six Month Period Ended October 3, 1997
                                          --------------------------------------
                                            As Reported           As Restated
                                            -----------           -----------
                                         (In thousands except per share amounts)
Revenues                                      $ 7,005               $ 6,240
Operating Income (Loss)                       $   168               $  (292)
Net Income (Loss)                             $   390               $  ( 70)
Basic and Diluted Earnings (Loss) Per Share   $   .06               $  (.01)


3.   REVENUE RECOGNITION
     -------------------

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

4.   INVENTORIES
     -----------

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at October 2, 1998 and April 3, 1998 (in thousands):

                                     October 2, 1998     April 3, 1998
                                     ---------------     -------------

     Finished goods                      $    526          $  1,375
     Work in progress                         822               533
     Raw materials                          1,134             1,844
                                         --------          --------
                                         $  2,482          $  3,752
                                         ========          ========


5.   INCOME (LOSS) PER SHARE
     -----------------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net income
(loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted EPS of ($0.11) for the three months ended October 2, 1998 and ($0.03) for the three months ended October 3, 1997. The basic and diluted EPS for the six months ended October 2, 1998 is ($0.23) and ($0.01) for the six months ended October 3, 1997. For purposes of computing diluted EPS during the three and six month periods ended October 2, 1998, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

6.   INCOME TAXES
     ------------

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


7.   DEBT
     ----

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


8.   ADVANCE
     -------

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


SEE NOTE 2 IN ITEM 1 - RESTATEMENT OF FINANCIAL DATA

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED OCTOBER 2, 1998
------------------------------------------

     The Company reported a loss from operations for the quarter ended October 2, 1998 of $792,000 compared to a loss from operations of $430,000 for the comparable quarter of the prior fiscal year. The Company's operating results for the three months ended October 2, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the quarter was unfavorably affected by internal delays in releasing new products into the market due to a reorganization of the Company's sales forces, and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, and the write-off of previously capitalized manufacturing overhead costs. General and administrative expenses were unfavorably affected by increases the Company's compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product sales revenue for the quarter ended October 2, 1998 totaled approximately $2,808,000 compared to $2,746,000 for the comparable quarter of the prior fiscal year, an increase of $62,000, or 2%. Product sales revenue continues to be affected by the delay in the delivery of new products in conjunction with a reorganization of the Company's sales force to utilize more of the distribution channel and in the receipt of product from the Company's suppliers due to the Company's cash shortages.

     Cost of products sold for the quarter ended October 2, 1998 amounted to $1,883,000, or 67% of product sales revenues versus $1,805,000, or 66%, for the comparable quarter of the prior year. The slight increase in cost of products sold as a percentage of revenues is attributable to the high dollar volume of low margin sales to a major customer.

     Selling, general and administrative expenses amounted to $1,196,000, or 43% of product sales revenue, for the three months ended October 2, 1998 versus $1,079,000, or 39%, for the comparable three months of the prior fiscal year. The increase in expenses during the quarter ended October 2, 1998 versus the same period of the prior fiscal year is attributable to increases in compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product development expenses amounted to $521,000, or 19% of product sales revenue, for the three months ended October 2, 1998 versus $292,000, or 11%, for the comparable three month period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to ensure the timely completion of the Company's new product release dates for the current fiscal year.

RESULTS OF OPERATIONS
---------------------

FOR THE SIX MONTHS ENDED OCTOBER 2, 1998
----------------------------------------

     The Company reported a loss from operations for the six month period ended October 2, 1998 of $1,711,000 compared to a loss from operations of $292,000 for the comparable period of the prior fiscal year. The Company's operating results for the six month period ended October 2, 1998 were unfavorably affected by depressed sales volume, reduced margins on sales and increased general and administrative expenses. Sales volume during the six months ended October 2, 1998 was unfavorably affected by internal delays in releasing new products into the market due to a reorganization of the company's sales force and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Margins were unfavorably affected by sales made to the Company's largest customer at reduced margins, a change in sales mix reflecting an increase in low margin sales of third party

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 3, 1997.

products that were bundled with the Company's remote access products, and the reduction of previously capitalized manufacturing overhead costs. General and administrative expenses were unfavorably affected by increases in the Company's compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product sales revenue for the six month period ended October 2, 1998 totaled approximately $5,652,000 compared to $6,240,000 for the comparable period of the prior fiscal year, a decrease of $588,000, or 9%. This decrease in product sales revenue is attributable to the continued delay in the delivery of new products in conjunction with a reorganization of the Company's sales force to utilize more of the distribution channel and in the receipt of product from the Company's suppliers due to the Company's cash shortages.

     Cost of products sold for the six month period ended October 2, 1998 amounted to $3,881,000, or 69% of product sales revenues versus $3,926,000, or 63% of product sales revenues, for the comparable period of the prior year. The increase in cost of products sold as a percentage of product sales revenues is attributable to the high dollar volume of low margin sales to a major customer, the continued sales of third party manufacturers products in conjunction with the Company's products, and a reduction in sales volumes and margins associated with the Company's I/O boards products.

     Selling, general and administrative expenses amounted to $2,525,000, or 45% of product sales revenue, for the six month period ended October 2, 1998 versus $2,038,000, or 33%, for the comparable period of the prior fiscal year. The increase in expenses is attributable to increases in compensation costs, legal costs, trade shows/advertising costs and bad debt expenses.

     Product development expenses amounted to $957,000, or 17% of product sales revenues, for the six month period ended October 2, 1998 versus $568,000, or 9%, for the comparable period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to ensure the timely completion of the Company's product release dates for the current fiscal year.

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

     The Company's primary cash commitments in fiscal 1999 include payments under non-cancelable operating leases ($308,000), line of credit & current maturities of long-term debt ($925,000) and investments in research and development ($1,288,000 in fiscal 1998). Relationships with major vendors are satisfactory although the Company is on a "Cash On Delivery" status with several raw materials vendors. Of the $925,000 outstanding as of October 2, 1998, approximately $475,000 is due to related parties, the maturity of which the Company believes can be extended as needed.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit No.     Description of Exhibit                  Reference
          -----------     ----------------------                  ---------

               1          October 22, 1998 determination by       Filed Herewith
                          Nasdaq Listing Qualifications Panel

               2          October 27, 1998 press release of       Filed Herewith
                          the Company relating to Nasdaq
                          Determination


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


                              COMPUTONE CORPORATION


Date: June 30, 1999           By:  \s\ Perry J. Pickerign
                                   ----------------------
                                   Perry J. Pickerign
                                   President and Chief Executive Officer
                                   (Principal Operating Officer)


                              By:  \s\ Keith H. Daniel
                                   -------------------
                                   Keith H. Daniel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number    Description                                     Reference
--------------    -----------                                     ---------


      1           October 22, 1998 determination by               Filed Herewith
                  Nasdaq Listing Qualifications Panel


      2           October 27, 1998 press release of               Filed Herewith
                  the Company relating to Nasdaq
                  Determination