Form 10QSB/A
period 1999-01-01
COMPUTONE CORPORATION
filed 1999-06-30
CIK 819479

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

                               Yes  [ ]       No [X]


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

                             COMPUTONE CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets as of January 1, 1999 and April 3, 1998               3

          Statements of Operations for the three months ended
          January 1, 1999 and January 2, 1998 As Restated (Note 2)             4

          Statements of Operations for the nine months ended
          January 1, 1999 and January 2, 1998 As Restated (Note 2)             5

          Statements of Cash Flows  for the nine months ended
          January 1, 1999 and January 2, 1998 As Restated (Note 2)             6

          Notes to Financial Statements                                        7


ITEM 2.   Management's Discussion and Analysis or Plan of Operation
          for the three and nine months ended January 1, 1999 compared
          to the three and nine months ended January 2, 1998                  11


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   14

ITEM 2.   Changes in Securities                                               14

ITEM 3.   Defaults Upon Senior Securities                                     14

ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended
                                               ---------------------------------
                                               January 1, 1999   January 2, 1998
                                               ---------------   ---------------
                                                                   As Restated
                                                                     (Note 2)

Net sales                                          $  1,922          $  2,569
                                                   --------          --------
Expenses:
     Cost of products sold                            1,212             2,118
     Selling, general and administrative              1,109             1,338
     Product development                                518               304
                                                   --------          --------
                                                      2,839             3,760
                                                   --------          --------

Operating loss                                         (917)           (1,191)

Other  income (expense):
     Other income (expense)                              --               (50)
     Interest expense - affiliates                      (23)              (12)
     Interest expense - other                           (37)              (29)
                                                   --------          --------

Loss before income taxes                               (977)           (1,282)

Provision for income taxes                               --                --
                                                   --------          --------

Net loss                                           $   (977)         $ (1,282)
                                                   ========          ========
Loss per common share:
            Basic                                  $  (0.13)         $  (0.17)
                                                   ========          ========
            Diluted                                $  (0.13)         $  (0.17)
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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Nine Months Ended
                                              ---------------------------------
                                              January 1, 1999   January 2, 1998
                                              ---------------   ---------------
                                                                  As Restated
                                                                    (Note 2)
Net sales                                         $  7,574          $  8,809
                                                  --------          --------
Expenses:
     Cost of products sold                           5,092             6,043
     Selling, general and administrative             3,635             3,377
     Product development                             1,475               872
                                                  --------          --------
                                                    10,202            10,292
                                                  --------          --------

Operating loss                                      (2,628)           (1,483)

Other income (expense):
     Other income                                        2               247
     Interest expense - affiliates                     (51)              (36)
     Interest expense - other                          (70)              (79)
                                                  --------          --------

Loss before income taxes                            (2,747)           (1,351)

Provision for income taxes                              --                --
                                                  --------          --------

Net loss                                          $ (2,747)         $ (1,351)
                                                  ========          ========

Loss per common share:
            Basic                                 $  (0.36)         $  (0.18)
                                                  ========          ========
            Diluted                               $  (0.36)         $  (0.18)
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

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Computone Corporation
                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                      Nine Months Ended
                                                              --------------------------------
                                                              January 1, 1999  January 2, 1998
                                                              ---------------  ---------------
                                                                                 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:                                              (Note 2)
  Net loss from operations                                       $ (2,747)        $ (1,351)
  Adjustments to reconcile loss from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                  336              389
       Provision for uncollectible accounts                           110              154
       Provision for inventory reserve                                 70              100
       Changes in current assets and current liabilities:
          Accounts receivable                                         993             (304)
          Inventories                                               1,632              150
          Prepaid expenses and other                                   22             (112)
          Accounts payable and accrued liabilities                   (275)          (1,035)
                                                                 --------         --------
Net cash provided by (used in) operations                             141           (2,009)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in other assets                                            --               63
   Advance (See Note 7)                                              (450)              --
   Capitalization of software costs                                  (136)            (185)
   Capital expenditures                                              (114)             (88)
                                                                 --------         --------
Net cash used in investing activities                                (700)            (210)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                          545               35
  Repayment of debt - net                                            (167)            (500)
  Net borrowings under term loan                                       --              180
  Net (repayments) borrowings under lines of credit                  (820)             663
  Exercise of common stock options and warrants                         3               25
  Issuance of common stock                                            905            1,742
                                                                 --------         --------
Net cash provided by financing activities                             466            2,145
                                                                 --------         --------

Net decrease in cash and cash equivalents                             (93)             (74)
Cash and cash equivalents, beginning of period                        146               88
                                                                 --------         --------
Cash and cash equivalents, end of period                         $     53         $     14
                                                                 ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                 $     70         $    115

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

2.   RESTATEMENT OF FINANCIAL DATA
     -----------------------------

     The Company has restated its financial  statements  for the fiscal  quarter ended January 2, 1998 (as presented herein) as a result of the ongoing investigation by the Securities and Exchange Commission (SEC) in matters focused principally on the Company's revenue recognition policies and internal accounting controls. Since March 1996, the Company has been the subject of an investigation by the SEC pursuant to a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the Staff of the SEC of the Staff's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws and to recommend the filing of a complaint in federal court seeking a permanent injunction against the Company for violations arising from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made during certain of the quarterly and annual filings by the Company in the five year period ending April 3, 1998. As a result of the foregoing, the Company is required, among other things, to restate certain previously issued financial information. The Company has advised the Staff of the Company's intention to negotiate a mutually acceptable settlement of this matter.

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

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

2.   RESTATEMENT OF FINANCIAL DATA
     -----------------------------

     This restatement of financial data for the periods reported on herein results from the improper recognition of revenue on certain sales, which had the effects on the results of operations as follows:


                                        Three Month Period Ended January 2, 1998
                                        ----------------------------------------
                                            As Reported          As Restated
                                            -----------          -----------
                                          (In thousands except per share amount)
Revenues                                      $  1,863             $  2,569
Operating Income (Loss)                       $ (1,603)            $ (1,191)
Net Income (Loss)                             $ (1,694)            $ (1,282)


                                         Nine Month Period Ended January 2, 1998
                                         ---------------------------------------
                                            As Reported          As Restated
                                            -----------          -----------
                                          (In thousands except per share amount)
Revenues                                      $  8,868             $  8,809
Operating Income (Loss)                       $ (1,435)            $ (1,483)
Net Income (Loss)                             $ (1,303)            $ (1,351)
Basic and Diluted Earnings (Loss) Per Share   $ ( 0.18)            $ ( 0.18)

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

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

3.   INVENTORIES, CONTINUED
     ----------------------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at January 1, 1999 and April 3, 1998 (in thousands):

                                         January 1, 1999    April 3, 1998
                                         ---------------    -------------

    Finished goods                           $     785         $   1,375
    Work in progress                               612               533
    Raw materials                                  653             1,844
                                             ---------         ---------
                                             $   2,050         $   3,752
                                             =========         =========

5.   LOSS PER SHARE
     --------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. For purposes of computing basic and diluted EPS, the net income
(loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted EPS of ($0.13) for the three months ended January 1, 1999 and ($0.17) for the three months ended January 2, 1998. The basic and diluted EPS for the nine months ended January 1, 1999 is ($0.36) and ($0.18) for the nine months ended January 2, 1998. For purposes of computing diluted EPS during the three and nine month periods ended January 1, 1999, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

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

                              COMPUTONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

7.   DEBT, CONTINUED
     ---------------

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

SEE NOTE 2 IN ITEM 1 - RESTATEMENT OF FINANCIAL DATA

RESULTS OF OPERATIONS
---------------------

FOR THE THREE  MONTHS ENDED  JANUARY 1, 1999  COMPARED TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JANUARY 2, 1998
---------------

     The Company reported a loss from operations for the quarter ended January 1, 1999 of $917,000 compared to a loss of $1,191,000 for the comparable quarter of the prior fiscal year. The Company's operating results for the three months ended January 1, 1999 were favorably affected by increased gross margins on sales and decreased general and administrative expenses.

     Product sales revenue for the quarter ended January 1, 1999 totaled approximately $1,922,000 compared to $2,569,000 for the comparable quarter of the prior fiscal year, a decrease of $647,000, or 25%. This decrease in net product sales revenue is attributable to lower sales to the Company's VAR's and international customers.

     Cost of products sold for the quarter ended January 1, 1999 amounted to $1,212,000, or 63% of product sales revenues versus $2,118,000, or 82%, for the comparable quarter of the prior year. The decrease in cost of products sold as a percentage of revenues is attributable to the write-off of previously capitalized manufacturing overhead costs in the prior fiscal year as well as increased gross margins on sales to the Company's domestic customers.

     Selling, general and administrative expenses amounted to $1,109,000, or 58% of product sales revenue, for the three months ended January 1, 1999 versus $1,338,000, or 52%, for the comparable three months of the prior fiscal year. The decrease in selling, general and administrative expenses during the quarter ended January 1, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions which were partially offset by increased legal costs.

     Product development expenses amounted to $518,000, or 27% of product sales revenue, for the three months ended January 1, 1999 versus $304,000, or 12%, for the comparable three month period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to complete the Company's new product release dates for the current fiscal year.


RESULTS OF OPERATIONS
---------------------

FOR THE NINE MONTHS  ENDED  JANUARY 1, 1999  COMPARED  TO THE NINE MONTHS  ENDED
--------------------------------------------------------------------------------
JANUARY 2, 1998
---------------

     The Company reported a loss from operations for the nine month period ended January 1, 1999 of $2,628,000 compared to a loss from operations of $1,483,000 for the comparable period of the prior fiscal year. The Company's operating results for the nine month period ended January 1, 1999 were unfavorably affected by depressed sales volume, and increased general and administrative expenses and product development costs.

     Product sales revenue for the nine month period ended January 1, 1999 totaled approximately $7,574,000 compared to $8,809,000 for the comparable period of the prior fiscal year, a decrease of $1,235,000, or 14%. This decrease in product sales revenue is attributable to the continued delay in the delivery of new products, reorganization of the Company's sales force to utilize more of the distribution channel and delay in the receipt of product from the Company's suppliers due to the Company's working capital shortages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 2, 1998, CONT.

     Cost of products sold for the nine month period ended January 1, 1999 amounted to $5,092,000, or 67% of product sales revenues versus $6,043,000, or 69% of product sales revenues, for the comparable period of the prior year. The high dollar volume of low margin sales to the Company's major customer and a reduction in sales volumes were substantially offset by sales at higher gross margins to the Company's other customers and a reduction in the write-off of previously capitalized manufacturing overhead costs.

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

     Product development expenses amounted to $1,475,000, or 19% of product sales revenues, for the nine month period ended January 1, 1999 versus $872,000, or 10%, for the comparable period of the prior fiscal year. This increase in product development costs is attributable to additional staffing and equipment rental expenses necessary to complete the Company's product release dates for the current fiscal year.

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

     Cash used in investing activities amounted to $700,000 for the nine months ended January 1, 1999 compared with $210,000 used in financing activities for the nine months ended January 2, 1998. This increase from the same period of the prior fiscal year is attributable to funds raised from the private placement of common stock, a substantial portion of which was used to fund an advance (See
Note 8 for further information).

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

     The Company has conducted a review of its internal computer programs and operating systems to assess the impact of the year 2000 issue. The Company believes that its internal computer programs and systems are capable of addressing the year 2000 issue, and that no material expenditures are required in this regard. The Company is in the process of assessing year 2000 compliance with its key vendors and other companies doing business with it. Although the Company is optimistic that it will able to timely address any year 2000 problems that it identifies, the failure of the Company's or third parties' systems to be year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

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


                               By:  /s/ Keith H. Daniel
                                    ---------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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