Form 10KSB40
period 1999-04-02
COMPUTONE CORPORATION
filed 1999-07-02
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________________ to _________________

                             SEC file number 0-16172

                              COMPUTONE CORPORATION
                 (Name of small business issuer in its charter)

             Delaware                                            23-2472952
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia         30005
-----------------------------------------------------------       ----------
         (Address of principal executive offices)                 (Zip code)

Registrant's telephone number:   (770) 625-0000

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock,
                                                      $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended April 2, 1999 were $10,181,000.

On June 25, 1999, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $9,518,444.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,674 shares of Common Stock outstanding on June 25, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portion of Registrant's definitive proxy statement relating to its annual meeting of stockholders to be held August 12, 1999 are incorporated in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                              COMPUTONE CORPORATION

                              INDEX TO FORM 10-KSB
                                                                            Page
                                                                            ----
PART I.

Item 1.   Description of Business.                                             3

Item 2.   Description of Property.                                             8

Item 3.   Legal Proceedings.                                                   8

Item 4.   Submission of Matters to a Vote of Security Holders.                 9


PART II.

Item 5.   Market for  Common Equity and Related Stockholder Matters.           9

Item 6.   Management's Discussion and Analysis or Plan of Operation.          10

Item 7.   Consolidated Financial Statements.                                  14

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                                14


PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.                  15

Item 10.  Executive Compensation.                                             15

Item 11.  Security Ownership of Certain Beneficial Owners and Management.     15

Item 12.  Certain Relationships and Related Transactions.                     15

Item 13.  Exhibits and Reports on Form 8-K.                                   15

          Signatures                                                          17

                                     PART I

Item 1.   Description of Business.
-------   ------------------------

     (a)  General Development of Business.
          --------------------------------

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

     On June 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Ladia Communications Technologies, Inc., a newly-formed subsidiary of the Company, New Computone Corporation, a newly formed subsidiary of the Company, Ladia, L.L.C., a Massachusetts limited liability company and heretofore an unrelated third party ("Ladia") and the members of Ladia. A copy of the Agreement is included as Exhibit 10.81 to this Form 10-KSB Annual Report and reference is made to such exhibit for a full statement of the terms and conditions of the transactions contemplated by the Agreement. On December 3, 1998 the Company and Ladia agreed in principle on a renegotiation of certain terms of the Agreement. However, on May 26, 1999, the Company announced that the Agreement, as amended in principle, with Ladia had been terminated.

     (b)  Financial Information about Industry Segments.
          ----------------------------------------------

     The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131 or Regulation S-B.

     (c)  Narrative Description of Business.
          ----------------------------------

     Current Business
     ----------------

     The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types. Customers base their purchasing decisions on product performance, support, quality, reliability, price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

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

     Based on management's assessment of its current product line versus that of its competition, the Company believes that it has a good reputation for reliable products and has consistently been among the first to market with innovative technology and enhancements. The Company's remote access and multi-user connectivity products are the result of a balanced approach to hardware and software development. High performance hardware is enhanced by software that has been field proven for over 12 years.

     The remote access market is a dynamic segment of the expanding networking industry. According to Forrester Research, over 75% of companies worldwide are now deploying or plan to deploy remote access solutions. According to

Gartner Group, 55 million employees work outside the traditional office setting and these numbers are anticipated to grow to more than 100 million employees by 2002. In addition, the Yankee Group estimates the remote assess market will grow from $4.1 billion in 1997 to $12.4 billion in 2000. Companies have realized that in order to stay competitive in the global marketplace, they must adopt a remote access solution. Universal remote access addresses the needs of both Internet and Intranet users. The Internet is the interconnected public global network of separate networks that are capable of passing information via a common set of Internet protocols. An Intranet is a private network based on these same Internet protocols but is protected from the public Internet by a firewall. The firewall is intended to prevent any unwanted intrusion into the network by persons outside the firewall.

     Both the communication server products and traditional multi-port products of the Company address remote access markets. The communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high-speed serial communication devices. IntelliServer software incorporates a UNIX-like operating system and LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols and includes Radius, the de facto security utility.

     The majority of the Company's multi-port systems are intelligent devices that incorporate on-board processors, memory chips and related circuitry, which allows the multi-port subsystem to manage efficiently the flow of data to and from the host computer, relieving the host computer's CPU of most input/output ("I/O") functions and enhancing overall performance. In short, the Company's products enable multiple devices to be connected to a single PC or microprocessor.

     The Company's multi-port products are now available on today's most popular computer platforms (new PCI compatible systems, ISA systems (IBM PC AT-compatible), and EISA-compatible systems). In addition, the products are compatible with and support a large number of industry-standard operating systems (SCO UNIX, Unixware, Solaris, UNIX derivatives, Microsoft WindowsNT, IBM OS/2, DOS and Multi-User DOS, Novell Netware and Linux).

     The Company currently offers four families of multi-port products with widespread industry name recognition: ValuePort, IntelliPort II, IntelliPort II Expandable and the high speed PowerRack Port solution. These products, combined with the IntelliServer communication server products, are currently marketed to distributors, systems integrators, value added resellers ("VARs") and large volume end-users. Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

     The Company has also developed several products that address the needs of users who need to connect to LANs and enterprise-wide area networks. This product group now consists of a wide range of software-based data communications solutions that give users access to worldwide.

Manufacturing
-------------

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

Technology
----------

     Communication Servers
     ---------------------

     Historically, the Company's terminal server products and multiport controllers were used in multi-user UNIX environments. There are numerous applications and markets for the products including point of sale, factory automation, office automation, health care and remote access. The IntelliServer product line provides remote communication to LANs (known as "remote access") so that users of networks can access services and computers on networks from anywhere in the world. Network users can work anywhere and gain access to corporate networks for Internet access, remote client access, multi-user host access and remote office access. Standardized protocols are used so that the IntelliServer is independent of the different operating systems used on networked computers. The IntelliServer provides transparent remote access to Ethernet LAN's, provides easy access to Internet services and routes TCP/IP traffic using the industry standard PPP protocol.

For remote / branch offices, the IntelliServer is an easy to use dial-up router for serial connection to a home office, Internet services or dial-in / dial-out modem accesses.

     The IntelliServer products utilize workstation caliber hardware and a sophisticated UNIX-like operating system and industry standard Ethernet TCP/IP networking protocols. Ethernet TCP/IP networks are the standard for Unix and Internet networking. Internet access, remote access and network routing are among the faster growing network market segments. In addition to remote and Internet access, the IntelliServer allows traditional serial devices, such as those used with the Company's multi-port products, to interface and communicate over LANs.

     Both SlimLine and PowerRack models are available in the IntelliServer product family. The PowerRack provides high performance with the convenience of a rack mount/table top enclosure. Serial port bit rates up to 921,600 bits per second on all serial channels meet and exceed the most demanding throughput requirements using V.34 modems and/or ISDN links. The SlimLine offers an attractive table top or wall mount enclosure. Both models are expandable from the initial 16 ports up to a total of 64 serial ports, can be connected directly to a Ethernet TCP/IP LAN or can be booted independently and operated as a stand alone unit. The recent introduction of automated set up has resulted in a significant increase in the use of the IntelliServer product among the Internet Service Provider ("ISP") community.

     Asynchronous (Serial) Multi-Port I/O Subsystems
     -----------------------------------------------

     The Company's multi-port subsystems provide remote access and multi-user/multi-port solutions. They allow multiple serial devices (terminals, printers, plotters, modems, Point-of-Sale, data acquisition, bar code scanners, etc.) to be connected to a PCI, PC AT ("ISA"), EISA "host" computer. Multi-port subsystems can be either non-intelligent (placing the burden of managing I/O functions on the host computer's CPU) or intelligent (off loading the host computer of I/O-related tasks and increasing overall throughput within the system).

The Company's multi-port products currently consist of:

     o    ValuePort - economical 4-port solutions for ISA/EISA computers.

     o IntelliPort II - high-performance 4-port and 8-port solutions for ISA, EISA and Micro Channel computers.

     o    IntelliPort  Plus  -   high-performance   921Kbps  on  all  ports  ISA
          Controller.

     o IntelliPort II EXpandable - scaleable high-performance 16 to 64 port subsystems for PCI, ISA, and EISA computers.

     o IntelliPort III - PowerRack Port - scaleable rack mounted 16 to 64 port subsystem providing one of the industry's highest throughput speeds of up 921 Kbps on all 64 ports.

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

     The IntelliPort II and IntelliPort II EXpandable products include several features that are popular with users. These features include menu-driven installation and configuration for UNIX systems; 200,000 bits per second throughput; non-EXpandable 4-port and 8-port models; a modular 8 or 16-port model that can be expanded up to 64-ports; support for PCI, ISA and EISA compatible systems; downloadable "firmware" software for easy upgrades and software device drivers for a large number of different operating systems, including:

     o    SCO UNIX
     o    UNIX System V.3.2 and derivatives (AT&T, Interactive, etc.)
     o    UNIX SVR4 and derivatives (AT&T, UnixWare, Solaris, etc.)
     o    DOS and Multi-User DOS variants (Concurrent Controls DOS, THEOS, etc.)
     o    Microsoft WindowsNT
     o    IBM OS/2 and CITRIX
     o    Novell Netware
     o    Linux

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

     The Intelliport Plus, a new product desigh first sold in fiscal 1999, offers higher performance at a lower costs.

     The IntelliPort III PowerRack port includes all features included with the IntelliPort II family plus the option of a rack mountable chassis and increased throughput speeds of 921 Kbps on all 64 ports. Drivers that are currently used with the IntelliPort II products can be used with the IntelliPort III products.

     The PowerGate is a low-cost, high-speed serial card for a PCI-bus. This product is specifically designed to address the needs of the remote access market. The Company believes by providing a more efficient, better solution and by providing a comprehensive communications solution that leverages the tools of Microsoft's Windows NT, the Company can capture a significant share in this explosive growth market.

     The new TotalAccess DCS-5000 is a high performance Ethernet Digital remote access server. The DCS-5000 is a digital communication server geared toward larger ISP's and enterprise type organizations. The higher end concentrator market is a several billion dollar market with annual growth rates projected in excess of 40%. The DCS-5000 was designed to meet the demands of many of the Company's current ISP customers. It will facilitate higher bandwidth, multiple T1 transmissions and offer "Hot Swappable" redundant power supplies. The unit will operate in a heterogeneous environment and terminate both digital and analog calls.

Marketing
---------

     To accommodate the evolving computer systems marketplace, the Company has established sales channels through distributors, VARs, ISPs, dealers, computer systems integrators, sophisticated end users, OEM's and major government agencies. These distribution channels make the Company's products available to the entire computer marketplace.

     Customers for the Company's products are located throughout the world. During the Company's 1999 and 1998 fiscal years, approximately 82% of the Company's revenues were generated in the United States.

     The development of product testing and customer services is an on-going program for the Company. Through its product testing staff, the Company offers product specification programs, compatibility testing with computers and other peripherals, operating systems and applications software, beta testing and competitive product testing. Through its customer service staff, the Company continues to build its program which responds to customer needs with accurate solutions in a timely manner. The customer may receive updates or revisions of operating system device drivers from this department or may obtain them from the Company's INTERNET ftp site.

Competition
-----------

     The growing market for products of the type offered by the Company is highly competitive. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types while customers base their purchasing decisions on product performance, support, quality, reliability, price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

     The Company believes its share of this market is currently less than 10%. More than 20 other companies are manufacturing and selling products which compete with the products sold by the Company in the multi-user segment of the microcomputer industry, and approximately 25 additional companies have the capacity to offer competitive products. Digi International, Specialix, Bay Networks and Equinox frequently compete with the Company for the same customers in the United States market. In the European market, Digi International, Chase Research Limited, Specialix, Cisco and Livingston are the Company's principal competitors.

     The Company's competition comes from (i) other manufacturers of remote access and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers and (iii) LAN device manufacturers. The products manufactured by the Company and by each of its competitors vary in capability, function and performance. Trends in new microcomputer technology, especially with regard to a process known as memory caching, a relatively inexpensive method of faster access to greater amounts of internal computer memory, thus maximizing overall performance, have rendered many of the Company's (as well as its competitors') older products incompatible with certain configurations of new computers coming into the market. In response to the changing technology, the Company implemented a design and production program addressing full compatibility with this new technology, resulting in the production of its "I/O-mapped" architecture, ValuePort, IntelliPort II, IntelliPort II Expandable, and Intelliport Plus products. In response to the current trend of telecommuting and having remote access to a corporate network, the Company implemented the IntelliServer product line. The latest addition to its line, the PowerRack version, meets and exceeds the requirements for the latest remote access technology with serial port bit rates up to 921.6 kbps on each of its 64 lines.

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

Export Sales
------------

     The Company's sales from customers located outside the United States, primarily in Europe, Central and South America approximated 18% of net revenues for the 1999 and 1998 fiscal years. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers
---------------------

     The Company had three customers whose purchases exceeded 10% of product sales in fiscal 1999. These customers are Wal-Mart ($1,582,000 or 16%), Lowes Companies / Maxnet Systems ($1,496,000 or 15%) and Tech Data ($1,337,000 or 12%). In fiscal 1998, purchases by Wal-Mart were $2,925,000 or 25% of product sales.

Research and Development
------------------------

     During fiscal years 1999 and 1998, the Company's research and development expenditures were $1,947,000 and $1,288,000, respectively. In addition, for fiscal years 1999 and 1998, the Company capitalized $198,000 and $168,000 of software development costs.

Trademarks and Licenses
-----------------------

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

Employees
---------

     At April 2, 1999, the Company had 55 full-time employees. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Backlog
-------

     At April 2, 1999, the Company's backlog was approximately $2,573,000. The Company anticipates that a substantial portion of its backlog will be shipped during the first quarter of the 2000 fiscal year.

Other
-----

     Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.   Description of Property.
-------   ------------------------

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

Item 3.   Legal Proceedings.
-------   ------------------

     Since March 1996, the Company has been the subject of an investigation by the Securities and Exchange Commission and, on November 21, 1996, the SEC issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the SEC's Atlanta District Office of the SEC's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the SEC intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)-5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder. The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996 and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October 6, 1995, January
5, 1996, January 3, 1997 and October 3, 1997. The Company has proposed a settlement to the SEC pursuant to which the Company would agree, without admission or monetary penalty, to the entry of a permanent order enjoining the Company from future violation of certain reporting provisions of the Securities Exchange Act of 1934 and the Company would further agree to restate certain financial statements filed with the SEC. As of June 30, 1999 the Company has restated three quarterly reports on Form 10-QSB with respect to fiscal 1998. The SEC has not, to date, responded to this settlement proposal. At this time management cannot determine the ultimate outcome or effect in regards to this matter.

     During the Company's 1999 fiscal year, the Company settled pending litigation with Marshall Industries, Inc., Capella Worldwide Networking, Inc., The Software Group, Ltd. and a former employee. See Note 13 of the Notes to the

Company's Consolidated Financial Statements for the year ended April 2, 1999, which is incorporated by reference in Item 3.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     Not applicable.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------

     (a)  Market Information.
          -------------------

     The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc. (the "NASD") prior to December 3, 1998 and the OTC Bulletin Board since December 3, 1998.

                   Year ended April 2, 1999             Year ended April 3, 1998
                   ------------------------             ------------------------

                    High              Low                High              Low
                    ----              ---                ----              ---
1st Quarter        $ 8.13            $ 4.25             $ 5.63            $ 3.13
2nd Quarter          4.88              4.00               5.50              3.13
3rd Quarter          3.63              2.00               6.50              3.00
4th Quarter          3.25              1.50               6.75              3.00

As of June 25, 1999, the closing price for the Company's common stock was $1.50 per share.

     On July 22, 1998, the Company was notified by the Nasdaq Stock Market, Inc. ("NASDAQ") that effective July 29, 1998, the Company's Common Stock would be delisted from the Nasdaq SmallCap Market. On July 27, 1998, the Company filed an appeal with the Nasdaq Stock Market, Inc. On September 17, 1998, the Company's appeal was heard by a Nasdaq Listing Qualifications Panel (the "Panel"). On October 22, 1998, the Panel determined to continue the listing of the Company's Common Stock on the Nasdaq SmallCap Market subject to the condition that on or before November 30, 1998 the Company must make a public filing with the SEC and NASDAQ evidencing a minimum of $3,000,000 in net tangible assets. A copy of the October 22, 1998 determination by the Panel was included as Exhibit 99.1 to the Company's October 2, 1998 Form 10-QSB Quarterly Report and reference is made to the text of the Panel's determination for a full statement of the terms and conditions of the exception granted. On December 2, 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failure to satisfy the NASDAQ requirement that the Company maintain net tangible assets of not less than $3 million. The Company's Common Stock is now being traded on the OTC Bulletin Board. On December 3, 1998, the Company issued a press release reporting the delisting, a copy of which was included as Exhibit 99.1 to the Company's January 1, 1999 Form 10-QSB Quarterly Report.

     (b)  Holders.
          --------

     As of April 2, 1999, the Company had approximately 1,700 holders of record of the 8,321,674 shares of Common Stock then outstanding.

     (c)  Dividends.
          ----------

     The Company has never declared or paid dividends on its Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
-------   ----------------------------------------------------------

Results of Operations
---------------------

     During  fiscal  1999,  the  Company  incurred a net loss of  $4,086,000  on revenues  of  $10,181,000  compared to a loss in fiscal  1998 of  $3,466,000  on revenues of $11,894,000. The operating results during fiscal 1999 were unfavorably affected by depressed sales volume and increased product development costs, but were offset by increased margins on sales and decreased general and administrative expenses. As was the case in fiscal 1998, sales volume during fiscal 1999 was unfavorably affected by internal delays in releasing new product into the market and external delays in receiving product delivery from suppliers due to the Company's cash shortages. Product development expenses increased as a result of additional staffing expenses necessary to complete the Company's product release dates for the upcoming fiscal year. Margins were favorably affected by a lower percentage of sales made to the Company's largest customer (representing 16% of aggregate revenues) at reduced margins, a change in sales mix reflecting the discontinuation of low margin sales of third party products that were bundled with the Company's remote access products, and increases on sales to the Company's other customers at higher gross margins. General and administrative expenses were favorably affected by decreases in occupancy costs, advertising costs and the Company's provision for uncollectible accounts. The Company also sustained a $700,000 writedown of advances. These matters are discussed more fully below.

     As noted previously, the Company suffered throughout the year from working capital and cash shortages. The Company experienced disappointing sales volume in fiscal 1999. During the fall of 1998, as a result of the foregoing, the Company was placed on credit hold with its principal contract manufacturing supplier. These payment issues were resolved during the fourth quarter, however, due to long lead times for certain components the supplier was unable to make significant deliveries during fiscal 1999. This delay resulted in a significantly higher backlog at April 2, 1999 of approximately $2,573,000 than otherwise would be expected. The Company anticipates that substantially all of this backlog will be shipped during the first quarter of the current fiscal year.

     As a result of the new product delivery delays, along with the delivery delays from the contract manufacturers, the Company experienced significant decreases in its net sales through both its domestic and international sales channels. During fiscal 1999 compared to fiscal 1998, net sales through the domestic distribution channel, including net VAR sales, decreased by approximately $1,681,000, or 31%, and sales through the international distribution channel decreased approximately $349,000, or 17%.

     The Company has continued to make the transition of its sales focus toward the higher growth opportunities in the Internet and Intranet marketplace and, as a result, was able to secure a number of significant orders directly from domestic distributors and major corporations. During the 1998 fiscal year, the Company bundled sales of its remote access products with products manufactured by third parties in an effort to provide customers with a complete solution. Margins associated with the sale of third party products are considerably less than those margins attainable through sales of the Company's products. During the 1998 fiscal year, the Company sold approximately $758,000, or 6% of net revenues, of third party remote access products at an approximate gross margin of 21%. During the 1999 fiscal year, the Company discontinued sales of these third party products.

     Management believes that the release of the Company's TotalAccess DCS-5000 will have a significant impact on the Company's sales growth. This product combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. It is intended for use by ISPs and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. Management believes that it can be sold at a considerable margin. The Company currently has several customers testing or evaluating this product.

     During fiscal 1999, net sales to major accounts increased by approximately $396,000, or 12%, to $3,635,000 from $3,239,000 in fiscal 1998. This increase is attributable to sales of approximately $1,496,000 or 15% of net revenue to the Company's second largest customer. Sales to OEM accounts increased during fiscal 1999 to approximately $969,000 from approximately $891,000 during fiscal 1998, an increase of $79,000, or 9%. Management believes that sales to major accounts and OEMs will continue to be a significant part of the Company's sales mix.

     Cost of products sold for fiscal 1999 totaled $6,940,000 or 68% of product sales (32% gross margin) in fiscal 1999 compared to $9,240,000 or 78% of product sales (22% gross margin) for fiscal 1998. This decrease in cost of goods sold as a percentage of product sales can be attributed primarily to the decrease in reduced margin sales of third party products along with the lower sales, as a percentage of net revenues, to one major customer. The remaining increase in margin can be attributed to the Company's net increase in sales to other major customers.

     Selling, general and administrative expenses for fiscal 1999 totaled approximately $4,648,000 compared to approximately $4,914,000 for fiscal 1998, a decrease of $266,000 or 5% from the prior fiscal year. This decrease can be attributed to a $165,000 decrease in relocation costs expenses, a $98,000 decrease in bad debt expenses and a $80,000 decrease in advertising/marketing costs. These decreases were partially offset by an increase of $294,000 in legal expenses, primarily related to the SEC's investigation, the settlement of pending litigation and the (now cancelled) merger transaction with Ladia.

     Product development costs charged to expense for fiscal 1999 totaled approximately $1,947,000, or 19% of product sales, compared to approximately $1,288,000, or 11%, of product sales for fiscal 1998. This fiscal 1999 increase of $659,000, or 51%, is attributed primarily to a $640,000 increase in costs for personnel costs for development of new products and enhancement of existing products.

     During fiscal 1999, the Company, in conjunction with the (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000 (See Item
1. Description of Business). On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Pennsylvania Merchant Group, ("PMG"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 note receivable due on demand no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter. Further, the Company expects to record an additional $250,000 capital contribution when the note receivable is collected.

Liquidity and Capital Resources
-------------------------------

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the years ended April 2, 1999 and April 3, 1998, the Company has suffered net losses of $4.1 million and $3.5 million, respectively, and has suffered operating cash deficiencies of $1,521,000 and $2,096,000, respectively. Further the Company has a net working capital deficiency of $614,000 and minimal shareholders' equity at April 2, 1999. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As noted previously, the Company suffered throughout the year from working capital and cash shortages. During the fall of 1998, as a result of working capital shortages, the Company was placed on credit hold with its principal contract manufacturing supplier. These payment issues were resolved during the fourth quarter, however, due to long lead times for certain components the supplier was unable to make significant deliveries during fiscal 1999. This delay resulted in a significantly higher backlog at April 2, 1999 of approximately $2,573,000.

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

     On November 17, 1998, the Company and a new lender entered into a financing arrangement which provides for a line of credit up to $1,650,000 ($1,049,000 outstanding at April 2, 1999) and is based on the available borrowing base, at the prime rate plus 2.00%. A portion of the proceeds from this line of credit was used to retire the debt borrowed under the June 20, 1997 financing agreement. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. The financing arrangement contains various affirmative and negative covenants and, as of January 1, 1999, the Company was in violation of the minimum consolidated tangible net worth covenant and the minimum net working capital covenant. The company obtained from the lender a waiver through March 31, 1999 regarding compliance with these two covenants. Effective March 31, 1999, the financing arrangement was amended and the Company was in compliance with these two covenants. This financing arrangement expires in November 1999.

     During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, the Company believes that significant progress has been made in stabilizing its financial condition and eliminating substantial contingencies, as follows: (i) Sales during the first quarter of fiscal 2000 are expected to be in the range of $4.5 million, a 70+% increase over the fourth quarter of fiscal 1999, (ii) The Company expects to report net income in the first quarter of fiscal 2000 and believes that cash flow is being generated from operations,
(iii) The financing agreement with our primary lender has been amended to eliminate the Company's non-compliance with two covenants. The Company has borrowing availability of over $600,000 on this $1.65 million line of credit as of June 30, 1999, (iv) The Company has eliminated substantial contingencies related to lawsuits against the Company (see Note 13), (v) Credit terms are being reestablished with our major vendors, and (vi) As of June 30, 1999, the order backlog was approximately $1.4 million.

     By adding sales personnel, both domestically and internationally, and by leveraging the distribution channel, the Company continues to seek opportunities to expand sales volume.

     The Company will continue to seek additional equity capital, however, the Company believes that such funds are not mandatory in order to fund its operations in fiscal 2000. Funds raised will be used to finance additional marketing programs on new products and to reduce debt.

     No assurances can be given that the Company will be successful in maintaining profitable operations or in raising additional equity capital.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

     In order to meet the Company's liquidity needs arising from the operating losses, the Company raised $1,582,000 of equity capital by offering for sale, to accredited investors, shares of the Company's common stock under Regulation D of the Securities Act of 1993. In addition, funds were provided under the Company's new financing arrangement and from a reduction in accounts receivable and inventory.

     On November 17, 1998, the Company and a new lender entered into a financing arrangement which provides for a line of credit up to $1,650,000 ($1,049,000 outstanding at April 2, 1999) and is based on the available borrowing base, at rate of prime plus 2.00%. The line of credit is primarily collateralized by the Company's accounts receivable and inventory.

     Cash used in operating activities amounted to $1,521,000 during fiscal 1999 compared to cash used in operating activities of $2,096,000 during fiscal 1998. A portion of the cash consumed by operating losses in fiscal 1999 was offset by cash provided by a decrease in accounts receivable and inventories.

     Cash used in investing activities amounted to an outflow of $387,000 during fiscal 1999 compared with an outflow of $607,000 for fiscal 1998. The decrease in net cash outflow in fiscal 1999 compared to fiscal 1998 resulted primarily from a decrease in capital expenditures of $324,000.

     Cash provided by financing activities amounted to $1,780,000 during fiscal 1999 versus cash provided by financing activities of $2,761,000 during fiscal 1998. The Company had a decrease in net borrowings of $203,000 against its line of credit. The Company raised $1,582,000 through private placements and an additional $545,000 through a shareholder loan. The Company repaid approximately $188,000 in debt during the 1999 fiscal year.

     Working capital amounted to a deficit of $614,000 at April 2, 1999 compared to a surplus of $875,000 at April 3, 1998, a decrease of $1,489,000. The ratio of current assets to current liabilities at April 2, 1999 was 0.87 to 1.00 compared to 1.15 to 1.00 at April 3, 1998. The decrease in working capital was attributable to the loss from operations.

     The Company's primary cash commitments in fiscal 2000 include payments under non-cancelable operating leases ($293,000), notes payable and current maturities of long-term debt ($722,000) and investments in research and development ($1,947,000 in fiscal 1999). With respect to notes payable and current maturities of long-term debt, approximately $590,000 of the $722,000 is due to related parties, the payment terms of which the Company believes can be extended as needed. With respect to research and development, the Company believes that its expenditures in fiscal 2000 will approximate the expenditures made in fiscal 1999.

Outlook for Fiscal Year 2000
----------------------------

     The Company expects to report net income for the first quarter of fiscal year 2000.

     Management believes that new or redesigned products will enhance the Company's ability to increase its sales in fiscal 2000. The Total Access DCS-5000 combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. The DCS-5000 is intended for use by ISPs and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The new Powergate family of products are high performance, cost effective PCI controller products specifically designed to meet the needs of the remote access market. The Powerrack RAS-2000 is a redesign of the Powerrack family of products and will add additional features such as Ethernet "Plug `n Play" connectivity.

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

     In December 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that an entity engaged in mortgage banking activities classify certain mortgage securities as trading securities. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

     In May 1999, the FASB issued SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections". SFAS No. 135 establishes financial reporting standards for defined benefit pension plans and for the notes to the consolidated financial statements of defined contribution plans of state and local governmental entities. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

Securities Litigation Reform Act
--------------------------------

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements that involve risks and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the SEC, including the pending SEC investigation and the Company's ability to obtain adequate working capital.

Year 2000 Risks
---------------

     The year 2000 issue relates to computer programs and systems that recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999.

     The Company believes that its current product line, including its Value Port, Intelliport II, Intelliport Plus, Intelliport II Expandable, Intelliport III and IntelliServer product families, does not create, access, or depend upon absolute date information and is, therefore, year 2000 compliant.

     The Company is continuing a comprehensive program designed to identify internal computer and information systems, manufacturing and delivery equipment, and facilities equipment to determine their year 2000 readiness. The process includes replacing equipment that does not meet year 2000 readiness standards. In order to improve operating effeciencies, the Company is in the process of implementing a new financial and manufacturing software package. The Company believes the functions of this software package relating to critical operations such as accounting, order entry, purchasing, inventory, production, shipping and billing are year 2000 compliant. This implementation is expected to be completed by September 1999.

     The Company is currently contacting its suppliers, service providers and other business associates to evaluate their year 2000 readiness. In the event any of these businesses are unlikely to resolve their year 2000 issues, the Company's contingency plans include seeking alternative sources of supply for products and services.

     The Company cannot reasonably estimate the costs or related contingencies that could be incurred if the year 2000 issue results in significant operational difficulties.

     Many of the factors that would guarantee year 2000 compliance are beyond the control of the Company. These factors include the availability of vendor compliant products and services, interface system partner compliance, government activity and suppliers in areas such as utilities, communications, transportation and other services. Because of the technological interdependence of commercial activities, the Company cannot realistically offer any certifications, representations or guarantees of total year 2000 compliance. Although the Company is optimistic that it will be able to timely address any year 2000 issues that it identifies, there can be no assurance that certain factors relating to year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

Item 7.   Consolidated Financial Statements.
-------   ----------------------------------

     The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Part IV, Item 13(a), of this Form 10-KSB Annual Report.

Item 8.   Changes  In and  Disagreements  With  Accountants  On  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          N/A.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
-------   ----------------------------------------------------------------------
          Compliance with Section 16 (a) of the Exchange Act.
          ---------------------------------------------------


     The response to this item is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders to be held August 12, 1999 under the caption "Election of Directors" and "Section 16
(a) Beneficial Ownership Reporting Compliance".

Item 10.  Executive Compensation.
--------  -----------------------

         The response to this item is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders to be held August 12, 1999 under the caption "Executive Compensation".

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     The response to this item is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders to be held August 12, 1999 under the caption "Beneficial Ownership of Common Stock".

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     The response to this item is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders to be held August 12, 1999 under the caption "Executive Compensation - Certain Transactions".

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

     (a)  The following documents are filed as part of this Form 10-KSB Report:

                                                                            Page
                                                                            ----
          (1)  Consolidated Financial Statements:

               Report of Independent Certified Public Accountants             18

               Consolidated Balance Sheets                                    19

               Consolidated Statements of Operations                          20

               Consolidated Statements of Cash Flows                          21

               Consolidated Statements of Stockholders' Equity                22

               Notes to Consolidated Financial Statements                     23

          (2)  Consolidated Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts                34

     (c)  Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1(I)         Certificate   of  Amendment  of   Registrant's   Certificate   of
               Incorporation and amendments thereto

3.1(ii)        By-laws of Registrant, as amended

4.3            Certificate of Designation  for  Registrant's  Series D Preferred
               Stock

10.71 Registrant's Amended and Restated Equity Incentive Plan Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed April 1, 1999)

10.81 Agreement and Plan of Reorganization dated as of June 5, 1998 by and among Computone Corporation, Ladia Communications Technology, New Computone Corporation, Ladia, L.L.C. and the members of Ladia, L.L.C. (Incorporated by reference to Exhibit 10.81 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.82 June 9, 1998 press release issued by Computone Corporation (Incorporated by reference to Exhibit 10.82 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.83 Separation Agreement dated as of April 30, 1998 between the Company and Thomas J. Anderson (Incorporated by reference to
               Exhibit 10.83 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.84 Separation Agreement dated as of July 27, 1998 between the Company and Gregory A. Alba (Incorporated by reference to Exhibit
               10.84 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.85 Employment Agreement dated as of July 31, 1998 between the Company and Perry J. Pickerign (Incorporated by reference to
               Exhibit 10.85 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.86 Lease dated March 28, 1997 between MacDonald Development and the Company for certain premises located at 1060 Windward Ridge Parkway, Alpharetta, Georgia (Incorporated by reference to
               Exhibit 10.86 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.87          1997 Equity Incentive Plan  (Incorporated by reference to Exhibit
               10.87 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.88          The  Company's  1998  Equity  Incentive  Plan   (Incorporated  by
               reference to Exhibit 4.3 to the Registrant's Form S-8 filed April 1, 1999)

10.89 Employment Agreement dated as of February 1, 1999 between the Company and Keith H. Daniel

21             Subsidiaries of Registrant

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

                              COMPUTONE CORPORATION


                              BY  /s/ Perry J. Pickerign
                                  -------------------------------------
                                  President and Chief Executive Officer
                                  (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                       Capacity                      Date
       ----------                       --------                      ----

/s/ John D. Freitag             Chairman of the Board            July 2, 1999
--------------------------
John D. Freitag

/s/ Keith H. Daniel              Chief Financial Officer         July 2, 1999
--------------------------       (principal financial and
Keith H. Daniel                  accounting officer)

/s/ Richard A. Hansen            Director                        July 2, 1999
--------------------------
Richard A. Hansen

/s/ Perry J. Pickerign           Director                        July 2, 1999
--------------------------
Perry J. Pickerign

Report of Independent Certified Public Accountants

Board of Directors
Computone Corporation

We have audited the accompanying consolidated balance sheets of Computone Corporation and Subsidiaries (the Company) as of April 2, 1999 and April 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computone Corporation and Subsidiaries at April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses and operating cash deficiencies and has a working capital deficit and minimal stockholders' equity. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        BDO SEIDMAN, LLP

Atlanta, Georgia
June 30,  1999

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                  April 2, 1999      April 3, 1998
                                                                  -------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $       18         $      146
    Receivables, net of allowance for doubtful accounts
       of $489 at April 2, 1999 and $668 at April 3, 1998                1,963              2,540
    Inventories, net                                                     2,197              3,752
    Prepaid expenses and other                                              63                102
                                                                    ----------         ----------
Total current assets                                                     4,241              6,540

Property, equipment and improvements, net                                  591                594

Intangible assets, net                                                     438                506

Other                                                                       38                 27
                                                                    ----------         ----------

TOTAL ASSETS                                                        $    5,308         $    7,667
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                         $    2,143         $    2,600
    Accrued liabilities:
         Payroll                                                            83                 97
         Prepaid sales                                                     229                523
         Professional fees                                                 109                153
         Other                                                             520                504
   Line of credit                                                        1,049              1,252
   Notes payable to stockholders                                           590                485
   Current maturities of long-term debt                                    132                 51
                                                                    ----------         ----------
Total current liabilities                                                4,855              5,665

Notes payable to stockholders                                               --                 10

Long-term debt, less current maturities                                    347                116
                                                                    ----------         ----------

Total liabilities                                                        5,202              5,791

Stockholders' equity
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                        --                 --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 8,321,674 and 7,382,622 shares outstanding                83                 74
  Additional paid-in capital                                            47,369             45,062
  Accumulated deficit                                                  (47,346)           (43,260)
                                                                    ----------         ----------
Total stockholders' equity                                                 106              1,876
                                                                    ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    5,308         $    7,667
                                                                    ==========         ==========

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                        (in thousands, except share data)

                                                       Year Ended
                                             ------------------------------
                                             April 2, 1999    April 3, 1998
                                             -------------    -------------
Revenues:
     Product sales                              $ 10,181         $ 11,894
                                                --------         --------
Expenses:
     Cost of products sold                         6,940            9,240
     Selling, general and administrative           4,648            4,914
     Product development                           1,947            1,288
                                                --------         --------
                                                  13,535           15,442
                                                --------         --------

Operating loss                                    (3,354)          (3,548)

Other income (expense):
     Other income (expense)                          114              240
     Writedown of advances                          (700)              --
     Interest expense - affiliates                   (44)             (50)
     Interest expense - other                       (102)            (108)
                                                --------         --------

Loss before income taxes                          (4,086)          (3,466)

Provision for income taxes                            --               --
                                                --------         --------

Net loss                                        $ (4,086)        $ (3,466)
                                                ========         ========

Loss per common share:
            Basic                               $  (0.52)        $  (0.49)
                                                ========         ========
            Diluted                             $  (0.52)        $  (0.49)
                                                ========         ========

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  Year Ended
                                                                        -------------------------------
                                                                        April 2, 1999     April 3, 1998
                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (4,086)        $  (3,466)
  Adjustments to reconcile income (loss) from operations
     to net cash used in operations:
       Settlement of litigation in exchange for common stock, net              (14)               --
       Writeoff of advance                                                     700                --
       Depreciation and amortization                                           447               501
       Provision for uncollectible accounts                                    140               344
       Provision for inventory reserve                                         243               462
       Changes in current assets and current liabilities:
          Accounts receivable                                                  437            (1,248)
          Inventories                                                        1,312               526
          Prepaid expenses and other                                            39                68
          Accounts payable and accrued liabilities                            (739)              717
                                                                         ---------         ---------

Net cash used in operations                                                 (1,521)           (2,096)
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in other assets                                         (11)               63
   Capitalized software development costs                                     (198)             (168)
   Capital expenditures                                                       (178)             (502)
                                                                         ---------         ---------

Net cash used in investing activities                                         (387)             (607)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                                   545               100
  Repayment to affiliates                                                       --               (75)
  Incurrence of debt                                                            --               167
  Repayment of debt                                                           (188)             (503)
  Net borrowings (repayments) under lines of credit                           (203)            1,252
  Exercise of common stock options and warrants                                 44                45
  Issuance of common stock                                                   1,582             1,775
                                                                         ---------         ---------

Net cash provided by financing activities                                    1,780             2,761
                                                                         ---------         ---------

Net increase (decrease) in cash and cash equivalents                          (128)               58
Cash and cash equivalents, beginning of period                                 146                88
                                                                         ---------         ---------
Cash and cash equivalents, end of period                                 $      18         $     146
                                                                         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                         $     102         $     142

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
       Stock issued in settlement of litigation                          $     240         $      --
       Conversion of debt to equity                                            450               218

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                            Preferred Stock            Common Stock           Additional
                                          ------------------        -------------------        Paid-In    Accumulated  Stockholders'
                                          Shares      Amount        Shares       Amount        Capital      Deficit        Equity
                                          ------      ------        ------       ------        -------      -------        ------

Balance, April 4, 1997                           0            0    6,712,074            67       43,031      (39,794)        3,304

   Exercise of common stock options             --           --       41,495             0           45           --            45
   Issuance of common stock                     --           --      574,055             7        1,768           --         1,775
   Conversion of debt to common stock           --           --       55,000             0          218           --           218
   Cancellation of common stock                 --           --           (2)            0            0           --             0
   Net loss                                     --           --           --            --           --       (3,466)       (3,466)
                                        ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance, April 3, 1998                           0   $        0    7,382,622    $       74   $   45,062   $  (43,260)   $    1,876

   Exercise of common stock options             --           --       38,655             0           44           --            44
   Conversion of debt to equity                 --           --           --            --          450           --           450
   Issuance of common stock                     --           --      900,397             9        1,813           --         1,822
   Net loss                                     --           --           --            --           --       (4,086)       (4,086)
                                        ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance, April 2, 1999                           0   $        0    8,321,674    $       83   $   47,369   $  (47,346)   $      106
                                        ==========   ==========   ==========    ==========   ==========   ==========    ==========

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value added resellers and original equipment manufacturers.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. There were no material intercompany accounts to eliminate.

FISCAL YEAR END

     The Company's fiscal year ends on the first Friday in April. The fiscal years ended April 2, 1999 and the fiscal year ended April 3, 1998 each had 52 weeks. For fiscal 2000, the Company is changing its fiscal year end to March 31. Additionally, the Company's interim fiscal quarters will end on the last calendar day of the third, sixth and ninth month of the year.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $908,000 and $851,000 at April 2, 1999 and April 3, 1998, respectively.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are provided by charges to operations using the straight-line method based on estimated useful lives (shorter of asset life or lease term for leasehold improvements). Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization charged to operations for the years ended April 2, 1999 and April 3, 1998 amounted to $181,000 and $188,000, respectively.

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

     Amortization expense during the years ended April 2, 1999 and April 3, 1998 was $266,000 and $313,000, respectively; software development costs totaling $198,000 and $168,000, respectively, were capitalized during such years.

VALUATION OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred. Research and development amounted to $1,947,000 and $1,288,000 during the years ended April 2, 1999 and April 3, 1998, respectively.

INCOME TAXES

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes". Management provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will benefit from the utilization of such deferred tax assets.

SIGNIFICANT RISKS UNCERTAINTIES AND USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could be different from these estimates.

     Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, provisions for sales returns and allowances, allowance for uncollectible accounts, and deferred tax assets. Each of these estimates, as well as the related amounts reported in the consolidated financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such differences could be material. Management believes that, as of April 2, 1999, the estimates used in the consolidated financial statements are adequate based on the information currently available.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the estimated fair values of its financial instruments approximates the carrying values of such financial instruments in all material respects. The fair value of cash and cash equivalents, receivables and short term borrowings approximate their carrying value due to their short term maturities. The fair value of long-term debt approximates its carrying value based on the current rates offered to the Company for similar debt.

ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the statement of operations as a component of selling, general and administrative expenses. During fiscal 1999 and 1998, the Company incurred advertising expenses of $126,000 and $204,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that an entity engaged in mortgage banking activities classify certain mortgage securities as trading securities. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

     In May 1999, the FASB issued SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections". SFAS No. 135 establishes financial reporting standards for defined benefit pension plans and for the notes to the consolidated financial statements of defined contribution plans of the state and local governmental entities. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

RECLASSIFICATION

     Certain amounts have been reclassified in the prior year's consolidated financial statements to conform to the current year.

2.   GOING CONCERN UNCERTAINTY AND FUTURE OPERATIONS

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the years ended April 2, 1999 and April 3, 1998, the Company has suffered net losses of $4.1 million and $3.5 million, respectively, and has suffered operating cash deficiencies of $1,521,000 and $2,096,000, respectively. Further, the Company has a net working capital deficiency of $614,000 and minimal stockholders' equity at April 2, 1999. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

2.   GOING CONCERN UNCERTAINTY AND FUTURE OPERATIONS (CONTINUED)

     The Company suffered throughout the year from working capital and cash shortages. During the fall of 1998, as a result of working capital shortages, the Company was placed on credit hold with its principal contract manufacturing supplier. These payment issues were resolved during the fourth quarter, however, due to long lead times for certain components the supplier was unable to make significant deliveries during fiscal 1999. This delay resulted in a significantly higher backlog at April 2, 1999 of approximately $2,573,000.

     During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, the Company believes that significant progress has been made in stabilizing its financial condition and eliminating substantial contingencies, as follows: (i) Sales during the first quarter of fiscal 2000 are expected to be in the range of $4.5 million, a 70+% increase over the fourth quarter of fiscal 1999, (ii) The Company expects to report net income in the first quarter of fiscal 2000 and believes that cash flow is being generated from operations,
(iii) The financing agreement with our primary lender has been amended to eliminate the Company's non-compliance with two covenants. The Company has borrowing availability of over $600,000 on this $1.65 million line of credit as of June 30, 1999, (iv) The Company has eliminated substantial contingencies related to lawsuits against the Company (see Note 13), (v) Credit terms are being reestablished with our major vendors, and (vi) As of June 30, 1999, the order backlog was approximately $1.4 million.

     By adding sales personnel, both domestically and internationally, and by leveraging the distribution channel, the Company continues to seek opportunities to expand sales volume.

     The Company will continue to seek additional equity capital, however, the Company believes that such funds are not mandatory in order to fund its operations in fiscal 2000. Funds raised will be used to finance additional marketing programs on new products and to reduce debt.

     No assurances can be given that the Company will be successful in maintaining profitable operations or in raising additional equity capital.

3.   OTHER BALANCE SHEET INFORMATION (IN THOUSANDS)

                                                    APRIL 2,       APRIL 3,
                                                     1999            1998
                                                    ------          ------
Inventories:
   Finished goods                                   $  165          $1,414
   Work in process                                     877             533
   Raw materials                                     1,155           1,805
                                                    ------          ------
                                                    $2,197          $3,752
                                                    ======          ======
Property and equipment:
   Equipment                                        $3,533          $3,356
   Furniture and fixtures                              488             487
   Leasehold improvements                              229             229
                                                    ------          ------
                                                    $4,250          $4,072
Less accumulated depreciation
     and amortization                                3,659           3,478
                                                    ------          ------
                                                    $  591          $  594
                                                    ======          ======
Intangible assets:
   Software costs                                   $2,741          $2,543
Less accumulated amortization                        2,303           2,037
                                                    ------          ------
                                                    $  438          $  506
                                                    ======          ======

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

4.   LONG-TERM DEBT AND LINE OF CREDIT

     (a)  Long-term debt consists of the following (in thousands):

                                                                APRIL 2,    APRIL 3,
                                                                  1999        1998
                                                                --------    --------
Prime plus one and one-half percent note payable to
  lender, payable in thirty-six monthly payments of
  principal plus interest, commencing on July 1,
  1997, collateralized by accounts receivable,
  inventory and equipment (See Note 4b)                         $     --    $    167

10% note payable to a major stockholder in December 1999             300         350

10% note payable to a major stockholder due in December 1999          25          --

10% note payable to a stockholder due in December 1999               100          --

7% note payable to a major stockholder due on demand                 145         125

7% notes payable to two major stockholders, $10,000 due
  April 2, 1999, $10,000 due December 31, 1999                        20          20

Non-interest bearing note payable in monthly installments
  through October 2001                                               479          --
                                                                --------    --------
                                                                   1,069         662
Less current maturities                                              722         536
                                                                --------    --------
                                                                $    347    $    126
                                                                ========    ========

Future maturities of long-term debt are as follows (See Note 4b) (in thousands):

      2000              $   722
      2001                  193
      2002                  154
      2003                   --
      2004                   --
      Thereafter             --
                        -------
                        $ 1,069
                        =======

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

     On November 17, 1998, the Company and a new lender entered into a financing arrangement which provides for a line of credit up to $1,650,000 ($1,049,000 outstanding at April 2, 1999) and is based on the available borrowing base, at the prime rate plus 2.00%. A portion of the proceeds from this line of credit was used to retire the debt borrowed under the June 20, 1997 financing agreement. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. The financing arrangement contains various affirmative and negative covenants and, as of January 1, 1999, the

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

4.   LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

Company was in violation of the minimum consolidated tangible net worth covenant and the minimum net working capital covenant. The company obtained from the lender a waiver through March 31, 1999 regarding compliance with these two covenants. Effective March 31, 1999, the financing arrangement was amended and the Company was in compliance with these two covenants. This financing arrangement expires in November 1999.

5.   COMMITMENTS

     Rent payable under noncancelable long-term operating leases for real and personal property is as follows (in thousands):

                    2000                    $   293
                    2001                        284
                    2002                        222
                    2003                        211
                    Thereafter                  884
                                            -------
                                            $ 1,894
                                            =======

     Rent expense was $192,000 and $276,000 for the years ended April 2, 1999 and April 3, 1998, respectively.

6.   INCOME TAXES

     The Company has available net operating and capital loss carryforwards amounting to approximately $50 million, including preacquisition operating loss carryforwards which relate to a predecessor company, which expire in 2014. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The components of deferred tax liabilities and deferred tax assets are as follows (in thousands):

                                       1999         1998
                                     --------     --------
Deferred tax liabilities:
  Software costs                     $    105     $    141
  Depreciation                             28            0
                                     --------     --------
Total deferred tax liabilities       $    133     $    141
                                     ========     ========

Deferred tax assets:
 Allowance for doubtful accounts     $     85     $    152
 Depreciation                               0           44
 Inventory reserves                       345          324
 Other accrued expenses                   194          407
 Net operating loss carryforwards      12,039       10,590
 Valuation allowance                  (12,530)     (11,376)
                                     --------     --------
Total deferred tax assets            $    133     $    141
                                     ========     ========

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

6.   INCOME TAXES (CONTINUED)

The statutory federal income tax rate differed from the effective income tax rate as follows:

                                                          1999       1998
                                                         ------     ------

Statutory tax rate                                          34%       34%
State tax rate, net of federal tax benefit                   4         4
Effect of utilization of net operating losses
and in deferred tax asset valuation allowance              (38)      (38)
                                                         ------    ------
                                                           -- %      -- %
                                                         ======    ======

7.   EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing basic and diluted EPS, the net loss for each period presented (the numerator) ($4,086,000 for fiscal 1999 and $3,466,000 for fiscal 1998) is divided by the weighted average number of common shares outstanding (the denominator) (7,798,000 in fiscal 1999 and 7,088,000 in fiscal 1998) resulting in basic and diluted EPS of ($0.52) for fiscal 1999 and ($0.49) for fiscal 1998. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

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

     The following tables summarize activity on stock options and warrants:

                                                  Stock Options                     Warrants
                                                  -------------                     --------
                                            Number of  Weighted average    Number of  Weighted average
                                             Shares     Exercise Price      Shares     Exercise Price
                                             ------     --------------      ------     --------------
     Outstanding at April 4, 1997            429,788                        388,680

     Granted                                  50,333        $ 3.64               --             --
     Exercised                               (41,495)         1.13               --             --
     Forfeited or canceled                    (1,748)         1.13          (16,667)       $ 10.50
                                             -------                        -------

     Outstanding at April 3, 1998            436,878                        372,013
     Granted                                 418,000        $ 1.67          360,000        $  2.10
     Exercised                               (38,655)         1.13               --             --
     Forfeited or canceled                   (50,719)         2.54          (74,243)          2.08
                                             -------                        -------

     Outstanding at April 2, 1999            765,504                        657,770
                                             =======                        =======

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

8.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     Options and warrants exercisable at:

                                                  Stock Options                     Warrants
                                                  -------------                     --------
                                            Number of  Weighted average    Number of  Weighted average
                                             Shares     Exercise Price      Shares     Exercise Price
                                             ------     --------------      ------     --------------

     April 3, 1998                           382,128        $ 1.62          372,013         $ 2.58
     April 2, 1999                           421,837        $ 1.61          657,770         $ 2.34

     The weighted average per share fair value of options and warrants granted during the fiscal years 1999 and 1998 are as follows:

                         Options       Warrants
                         -------       --------
     April 3, 1998       $   2.83       $   --
     April 2, 1999       $   3.10       $ 2.01

     The weighted average remaining life of options outstanding at April 2, 1999 was 3.5 years. The weighted average remaining life of warrants outstanding at April 2, 1999 was 5.2 years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation expense was immaterial for fiscal years 1999 and 1998. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                                                             Year ended       Year ended
(in thousands, except per share data)                       April 2, 1999    April 3, 1998
                                                            -------------    -------------

Net loss applicable to common shareholders:  as reported       $(4,086)         $(3,466)
                                             pro forma          (5,054)          (3,662)

Loss per common share, basic and diluted:    as reported       $ (0.52)         $ (0.49)
                                             pro forma           (0.65)           (0.52)

     The fair value of stock options used to compute pro forma net income applicable to common shareholders and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1999 and 1998; Dividend yield was excluded from the computation for both years; expected volatility of 86.4% for fiscal 1999 and 80.6% for fiscal 1998; a risk free interest rate of 5.61% for fiscal 1999 and 5.75% for fiscal 1998 and an expected option life of 5.0 years for both fiscal 1999 and 1998.

9.   EQUITY TRANSACTIONS

YEAR ENDED APRIL 3, 1998
------------------------

     On May 2, 1997, the Company made a direct sale of 55,555 shares of common stock at a price of $4.50 per share. On July 4, 1997, the Company exchanged 55,000 shares of its common stock for the forgiveness of $218,000 of debt. During the period of August 28, 1997 through October 16, 1997, the Company raised a total of approximately $1,523,000, net of cash offering costs of $93,600 through a private placement. A total of 518,500 shares were sold at an offering price of $3.12 per share.

YEAR ENDED APRIL 2, 1999
------------------------

     During the period of June 24, 1998 through January 28, 1999, the Company raised $1,073,000 through a private placement. A total of 510,940 shares of its common stock were sold at an average offering price of $2.10. On February 5,

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

9.   EQUITY TRANSACTIONS (CONTINUED)

1999, the Company issued 50,000 shares of its common stock at the price of $2.10 in settlement of litigation (See Note 13). On March 15, 1999, the Company issued 69,880 shares of its common stock in settlement of litigation (See Note 13). Also during the fourth quarter, the Company raised $500,000 through the issuance of 238,096 shares of its common stock to two major shareholders.

10.  OTHER RELATED PARTY TRANSACTIONS

     The Company incurred interest expense totaling $44,000 and $50,000 during the fiscal years ended April 2, 1999 and April 3, 1998 on obligations due to stockholders.

     The Company utilized the services of Alexis Travel, a full service travel agency, for its corporate travel needs. Alexis Travel is 20% owned by a former director of the Company. During the 1999 and 1998 fiscal years, the Company made purchases of $9,000 and $87,000, respectively, at rates not in excess of those charged to other persons in arms' length transactions.

     On June 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Ladia Communications Technologies, Inc., a newly-formed subsidiary of the Company, New Computone Corporation, a newly formed subsidiary of the Company, Ladia, L.L.C., a Massachusetts limited liability company and heretofore an unrelated third party ("Ladia") and the members of Ladia. A copy of the Agreement is included as Exhibit 10.81 to this Form 10-KSB Annual Report and reference is made to such exhibit for a full statement of the terms and conditions of the transactions contemplated by the Agreement. On December 3, 1998 the Company and Ladia agreed in principle on a renegotiation of certain terms of the Agreement. However, on May 26, 1999, the Company announced that the Agreement, as amended in principle, with Ladia had been terminated.

     During fiscal 1999, the Company, in conjunction with the (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000 (See Item
1. Description of Business). On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Pennsylvania Merchant Group, ("PMG"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 note receivable due on demand no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter. Further, the Company expects to record an additional capital $250,000 contribution when the note receivable is collected.

11.  FOREIGN SALES AND MAJOR CUSTOMERS

     The Company's revenues include approximately $1,850,000 and $2,115,000 from foreign customers (principally in Europe, South Africa and Central and South America) for the years ended April 2, 1999 and April 3, 1998, respectively.

     The Company had three customers whose purchases exceeded 10% of product sales in fiscal 1999. These customers are Wal-Mart ($1,582,000 or 16%), Lowes Companies / Maxnet Systems ($1,496,000 or 15%) and Tech Data ($1,337,000 or 12%). In fiscal 1998, purchases by Wal-Mart were $2,925,000 or 25% of product sales.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions at the discretion of the Board of Directors. During the 1999 and 1998 fiscal years, the Company made no such contributions to the plan.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

13.  LITIGATION

     Since March 1996, the Company has been the subject of an investigation by the SEC and, on November 21, 1996, the SEC issued a Formal Order of Private Investigation relating to the Company. Since that date, certain former and current officers of the Company have testified in the investigation. On June 22, 1998, the Company was advised by the SEC of the SEC's Atlanta District Office (the "SEC") of the SEC's intention to recommend an enforcement action against the Company for alleged violations of the federal securities laws. Specifically, the SEC intends to recommend the filing of a complaint in federal court, seeking a permanent injunction against the Company for violating Section 17(a) of the Securities Exchange Act of 1933 and Sections 10(b), 13(a), 13(b) 2B and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10(b)-5, 12(b)-20, 13(a)-1, 13(a)-13 and 13(b)2-1 thereunder. The alleged violations arise from the Company's reporting of certain revenues in violation of generally accepted accounting principles in periodic filings made by the Company for the following fiscal periods: Form 10-KSB Annual Reports for the fiscal years ended April 1, 1994, April 7, 1995, April 5, 1996, and April 4, 1997 and Form 10-QSB Quarterly Reports for the fiscal quarters ended October 1, 1993, January 7, 1994, July 1, 1994, October 7, 1994, January 6, 1995, July 7, 1995, October 6, 1995, January
5, 1996, January 3, 1997, and October 3, 1997. The Company has proposed a settlement to the SEC pursuant to which the Company would agree, without admission or monetary penalty, to the entry of a permanent order enjoining the Company from future violation of certain reporting provisions of the Securities Exchange Act of 1934 and the Company would further agree to restate certain consolidated financial statements filed with the SEC. As of June 30, 1999 the Company has restated three quarterly reports on Form 10-QSB with respect to fiscal 1998. At this time management cannot determine the ultimate outcome or effect in regards to this matter.

     On July 13, 1998, the Company was served with a Complaint filed in the U.S. District Court for the Central District of California by Marshall Industries ("Marshall"). Marshall sought approximately $1.02 million dollars from the Company alleging breach of contract in connection with manufacture of certain supplies for the Company. Of the total damages sought, approximately $368,000 relate to product shipped to the Company and the remaining damages allegedly arose from the Company's failure to order further product from Marshall. In March 1999, the Company reached an agreement with Marshall to settle this matter. This agreement called for the Company to issue 69,880 shares of its common stock and sign a non-interest bearing promissory note in the amount of $579,000. In return, the Company received $386,000 of inventory and settled accounts payable referenced above in the amount of $368,000. This settlement did not have an adverse effect on the Company's financial condition.

     On or about June 3, 1998, the Company was served with a Complaint in the Bankruptcy Court of the Central District of California arising out of the bankruptcy of Capella Worldwide Networking, Inc. ("Capella"). The debtor in possession has asserted a preference action pursuant to Section 547 of the Bankruptcy Code based upon the return to the Company of approximately $1.3 million dollars worth of goods that were sold to Capella pursuant to the noncancellable, nonreturnable purchase order. The suit also sought recovery for breach of contract relating to an alleged receivable owed by the Company of approximately $167,000. The Company disputed the value of the returned goods and defended itself against the preference action by alleging that it was fraudulently induced to provide product to Capella. In the alternative, the Company served a counterclaim alleging a breach of contract claim against Capella seeking approximately $2.7 million dollars in damages for Capella's breach. The Company had also been advised by Comerica Bank of Comerica's alleging security interest in the product returned to the Company. In December 1998, the Company reached a settlement with Capella Worldwide and Comerica Bank in this matter. The settlement called for the Company to pay both parties an aggregate amount of $150,000. The Company had adequate amounts accrued to cover the cost of this settlement. In exchange, both parties released all claims against the Company.

     On June 30, 1997, Edward T. Lack, Jr., a former employee of the Company, filed a complaint alleging breach of his employment contract with the Company in the Superior Court of Fulton County, Georgia. Mr. Lack sought $189,421.94, plus interest costs and expenses of litigation, including attorney's fees. On March 15, 1999, the Company reached a settlement with Mr. Lack, Jr. in this matter. The settlement called for the Company to issue Mr. Lack 50,000 shares of its common stock. In exchange, Mr. Lack released all claims against the Company.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

13.  LITIGATION (CONTINUED)

     On or about October 22, 1998, the Company was served with a complaint in the Superior Court of Fulton County, Georgia by The Software Group ("SGL"). SGL sought unpaid royalty fees and interest in the amount of $315,923.15. In May 1999, the Company entered into a Consent Judgment with SGL whereby all claims were settled for payment of $110,000, payable in eleven equal installments of $10,000, without interest.

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

                              Computone Corporation

                   Notes to Consolidated Financial Statements


                 Schedule II - Valuation and Qualifying Accounts

                   Years ended April 2, 1999 and April 3, 1998


                                                                   Additions
                                                   Balance,         Charged
                                                  Beginning         to Costs                        Balance,
Description                                        of Year        and Expenses     Deductions     End of Year
-----------                                        -------        ------------     ----------     -----------
                                                                 (in thousands)

Allowance for uncollectible accounts:
 Year ended April 2, 1999                          $   668            $ 140         $   319          $  489
 Year ended April 3, 1998                              531              344             207             668

Allowance for slow-moving and obsolete inventory:
 Year ended April 2, 1999                              851              243             186             908
 Year ended April 3, 1998                              400              462              11             851

Valuation allowance for deferred tax assets:
 Year ended April 2, 1999                           11,376            1,154              --          12,530
 Year ended April 3, 1998                            9,931            1,445              --          11,376