Form 10QSB
period 1999-06-30
COMPUTONE CORPORATION
filed 1999-08-11
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-16172

                              COMPUTONE CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       23-2472952
-------------------------------                ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,674 shares of common stock on August 11, 1999.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:


          Consolidated Balance Sheets as of June 30, 1999
               and April 2, 1999                                               3

          Consolidated Statements of Operations for the
               three months ended June 30, 1999 and July 3, 1998               4

          Consolidated Statements of Cash Flows for the three
               months ended June 30, 1999 and July 3, 1998                     5

          Notes to Consolidated Financial Statements                           6

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations for the three months ended June 30, 1999
          compared to three months ended July 3, 1998                          8


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   10

ITEM 2.   Changes in Securities                                               10

ITEM 3.   Defaults Upon Senior Securities                                     10

ITEM 4.   Submission of Matters to a Vote of Security Holders                 10

ITEM 5.   Other Information                                                   10

ITEM 6.   Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

                      PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                   June 30, 1999      April 2, 1999
                                                                   -------------      -------------
                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                       $         61       $         18
    Receivables, net of allowance for doubtful accounts
            of $468 at June 30, 1999 and $489 at April 2, 1999             2,878              1,963
    Inventories, net                                                       2,224              2,197
    Prepaid expenses and other                                                48                 63
                                                                    ------------       ------------
Total current assets                                                       5,211              4,241

Property, equipment and improvements, net                                    600                591

Intangible assets, net                                                       408                438

Other                                                                         27                 38
                                                                    ------------       ------------
TOTAL ASSETS                                                        $      6,246       $      5,308
                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                          $      2,770       $      2,143
   Accrued liabilities:
         Payroll                                                              60                 83
         Deferred sales                                                      433                229
         Professional fees                                                    62                109
         Other                                                               733                520
   Line of credit                                                            440              1,049
   Notes payable to stockholders                                             590                590
   Current maturities of long-term debt                                      132                132
                                                                    ------------       ------------
Total current liabilities                                                  5,220              4,855

Long-term debt, less current maturities                                      322                347
                                                                    ------------       ------------
Total liabilities                                                          5,542              5,202
                                                                    ------------       ------------
Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                          --                 --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 8,471,674 and 8,321,674 shares outstanding                  85                 83
  Additional paid-in capital                                              47,536             47,369
  Accumulated deficit                                                    (46,917)           (47,346)
                                                                    ------------       ------------
Total stockholders' equity                                                   704                106
                                                                    ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      6,246       $      5,308
                                                                    ============       ============

        See accompanying notes to the consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                   -----------------------------
                                                   June 30, 1999    July 3, 1998
                                                   -------------    ------------
                                                             (unaudited)
Revenues:
     Product sales                                   $    4,733      $    2,844
                                                     ----------      ----------
Expenses:
     Cost of products sold                                2,849           1,998
     Selling, general and administrative                    942           1,329
     Product development                                    459             436
                                                     ----------      ----------
                                                          4,250           3,763
                                                     ----------      ----------

Operating income (loss)                                     483            (919)
Other expense:
     Interest expense - affiliates                           20              10
     Interest expense - other                                34              21
                                                     ----------      ----------

Income (loss) before income taxes                           429            (950)

Provision for income taxes                                   --              --
                                                     ----------      ----------

Net income (loss)                                    $      429      $     (950)
                                                     ==========      ==========

Income (loss) per common share:
            Basic                                    $     0.05      $    (0.13)
                                                     ==========      ==========
            Diluted                                  $     0.05      $    (0.13)
                                                     ==========      ==========

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Three Months Ended
                                                              --------------------------------
                                                              June 30, 1999       July 3, 1998
                                                              -------------       ------------
                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss) from operations                            $        429       $       (950)
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                    117                117
       Provision for uncollectible accounts                              38                139
       Provision for inventory reserve                                   70                 30
       Changes in current assets and current liabilities:
          Accounts receivable                                          (953)             1,083
          Inventories                                                   (97)               584
          Prepaid expenses and other                                     15                (35)
          Accounts payable and accrued liabilities                      974               (195)
                                                               ------------       ------------

Net cash provided by operations                                         593                773
                                                               ------------       ------------

Cash flows from investing activities:
   Decrease in other assets                                              11                 --
   Capitalization of software costs                                     (31)               (48)
   Capital expenditures                                                 (65)               (45)
                                                               ------------       ------------

Net cash used in investing activities                                   (85)               (93)
                                                               ------------       ------------

Cash flows from financing activities:
  Repayment of debt - net                                               (25)               (13)
  Net repayments under lines of credit - others                        (609)              (890)
  Exercise of common stock options                                      169                  2
  Issuance of common stock                                               --                572
                                                               ------------       ------------

Net cash used in financing activities                                  (465)              (329)
                                                               ------------       ------------

Net increase in cash and cash equivalents                                43                351
Cash and cash equivalents, beginning of period                           18                146
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $         61       $        497
                                                               ============       ============

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                               $         34       $         21

        See accompanying notes to the consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, future supply and demand for the Company's products, the outcome of a Securities and Exchange Commission ("SEC") investigation, changes in business and economic conditions, availability of raw materials and parts, possible disruptions of normal business activity from year 2000 issues, and other risks that may be described from time to time in reports the Company files with the SEC. Undue reliance should not be placed on any such forward-looking statements.

1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements included in this Form 10-QSB Quarterly Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended April 2, 1999.

     The financial statements presented herein as of June 30, 1999 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $978,000 and $908,000 at June 30, 1999 and April 2, 1999, respectively.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

3.   INVENTORIES, CONTINUED
     ----------------------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at June 30, 1999 and April 2, 1999 (in thousands):

                                                June 30, 1999   April 2, 1999
                                                -------------   -------------

     Finished goods                               $      185      $      165
     Work in progress                                    934             877
     Raw materials                                     1,105           1,155
                                                  ----------      ----------
                                                  $    2,224      $    2,197
                                                  ==========      ==========

4.   INCOME (LOSS) PER SHARE
     -----------------------

     Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing basic and diluted EPS, the net income (loss) for each period presented (the numerator) ($429,000 for the three month period ended June 30, 1999 and $(950,000) for the three months ended July 3, 1998) is divided by the weighted average number of common shares outstanding (the denominator). Basic EPS were $0.05 for the three months ended June 30, 1999 and a loss of ($0.13) for the three months ended July 3, 1998. The weighted average number of common shares outstanding used in the basic EPS calculation are 8,464,932 and 7,468,000 for the 1999 and 1998 periods, respectively. The weighted average number of common shares outstanding used in the diluted EPS calculation is 8,751,363 for the 1999 period. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants in the 1998 period because they were anti-dilutive.

5.   INCOME TAXES
     ------------

     The Company has available net operating and capital loss carryforwards amounting to approximately $50 million at April 2, 1999, including operating loss carryforwards which relate to a predecessor company, which expire in 2014. As a result of several ownership changes which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

6.   DEBT
     ----

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit up to $1,650,000 ($440,000 outstanding at June 30, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. A portion of the proceeds from this line of credit was used to retire the debt borrowed under a previous financing agreement. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. This financing arrangement expires in November 1999. The agreement can be renewed for an additional year with the mutual consent of both parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 3, 1998.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the three month period ended June 30, 1999 of $429,000 compared to a net loss of $950,000 for the comparable three month period of the prior fiscal year. The Company's operating results for the three months ended June 30, 1999 were favorably affected by increased sales to major customers, higher gross margins, and decreased general and administrative expenses.

     Product sales revenue for the three month period ended June 30, 1999 totaled approximately $4,733,000 compared to $2,844,000 for the comparable three month period of the prior fiscal year, an increase of $1,889,000, or 66%. This increase is attributable to higher sales to the Company's two major customers.

     Cost of products sold for the three month period ended June 30, 1999 amounted to $2,849,000, or 60% of product sales revenues versus $1,998,000, or 70%, for the comparable three month period of the prior year. The decrease in cost of products sold as a percentage of revenues is due to pricing improvements and increased sales volumes.

     Selling, general and administrative expenses amounted to $942,000, or 20% of product sales revenue, for the three months ended June 30, 1999 versus $1,329,000, or 47%, for the comparable three months of the prior fiscal year. The decrease in selling, general and administrative expenses during the three month period ended June 30, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions, reduced legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts.

     Product development expenses amounted to $459,000, or 10% of product sales revenue, for the three months ended June 30, 1999 versus $436,000, or 15%, for the comparable three month period of the prior fiscal year. The Company expects that product development expenses will continue at the current level for the remainder of the fiscal year.

LIQUIDITY
---------

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit up to $1,650,000 ($440,000 outstanding at June 30, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. The line of credit is primarily collateralized by the Company's accounts receivable and inventory. At June 30, 1999, the borrowing availability under this line of credit was $589,000.

     The Company's primary cash commitments in fiscal 2000 include payments under non-cancelable operating leases ($293,000), short-term debt ($722,000) and investments in research and development ($459,000 in the first three months of fiscal year 2000). With respect to notes payable and current maturities of long-term debt, approximately $590,000 of the $722,000 is due to related parties, the payment terms of which the Company believes can be extended as needed.

     Cash provided by operations amounted to $593,000 for the three months ended June 30, 1999 compared to $773,000 for the three months ended July 3, 1998. The decrease in cash provided by operations compared to the prior year fiscal period primarily reflects the increase in accounts receivable and inventories.

         Cash used in investing activities amounted to $85,000 for the three months ended June 30, 1999 compared with $93,000 for the three months ended July 3, 1998. This slight decrease from the same period of the prior fiscal year is attributable the decrease in other long-term assets. The Company does not anticipate a significant increase in the level of capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 3, 1998, CONTINUED.

LIQUIDITY, CONTINUED
----------

     Cash used in financing activities during the three months ended June 30, 1999 was $465,000 versus $329,000 for the three months ended July 3, 1998. This increase is primarily due to repayments on the Company's line of credit which were partially offset by a decrease in cash received from the issuance of common stock.

     Working capital was a deficit of $9,000 at June 30, 1999 versus a deficit of $614,000 at April 2, 1999, an improvement of $605,000. The ratio of current assets to current liabilities at June 30, 1999 was 1.00 to 1.00 compared to .87 to 1.00 at April 2, 1999.

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

     The Company is continuing a comprehensive program designed to identify internal computer and information systems, manufacturing and delivery equipment, and facilities equipment to determine their year 2000 readiness. The process includes replacing equipment that does not meet year 2000 readiness standards. In order to improve operating efficiencies, the Company is in the process of implementing a new financial and manufacturing software package. The Company believes the functions of this software package relating to critical operations such as accounting, order entry, purchasing, inventory, production, shipping and billing are year 2000 compliant. This implementation is expected to be completed by September 1999.

     The Company is currently contacting its suppliers, service providers and other business associates to evaluate their year 2000 readiness. In the event any of these businesses are unlikely to resolve their year 2000 issues, the Company's contingency plans include seeking alternative sources of supply for products and services.

     The Company cannot reasonably estimate the cost or related contingencies that could be incurred if the year 2000 issue results in significant operational difficulties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 3, 1998, CONTINUED.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1999
-----------------------------------------

     Management believes that new or redesigned products will enhance the Company's ability to increase its sales in fiscal 2000. The Total Access DCS-5000 combines the features of a high performance Ethernet digital remote access server with up to 12 DSP 24-channel modem cards. The DCS-5000 is intended for use by internet service providers and medium to large companies that require high-density connectivity, allowing remote users and locations access to the Internet and corporate Intranets. The new "Gold" card family of products are high performance, cost effective PCI controller products specifically designed to meet the needs of the remote access market. The Intelliserver RAS-2000 Powerrack is a redesign of the Powerrack family with enhanced performance, remote access server features and configurations added.

     During the first quarter of fiscal 2000, the Company's backlog decreased from $2,573,000 at April 2, 1999 to $1,485,000 at June 30, 1999. The backlog at
April 2, 1999 was significantly higher than would normally be expected. During the fourth quarter of fiscal year 1999, the Company resolved a payment issue with its principal contract manufacturing supplier. However, due to long lead times for certain components the supplier was unable to make significant deliveries during the later portion of fiscal year 1999. The Company anticipates that substantially all of its backlog at June 30, 1999 will be shipped during the second quarter of fiscal year 2000.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None, other than those matters described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended April 2, 1999.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

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

                                       COMPUTONE CORPORATION

Date:  August 11, 1999                 By: /s/ Perry J. Pickerign
                                           ----------------------
                                           Perry J. Pickerign
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /s/ Keith H. Daniel
                                           -------------------
                                           Keith H. Daniel
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)