Form 10QSB
period 1999-09-30
COMPUTONE CORPORATION
filed 1999-11-12
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the three month period ended September 30, 1999

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

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,546,674 shares of common stock on November 10, 1999.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30,
          1999 and April 2, 1999                                               3

          Consolidated Statements of Operations for the three
          months ended September 30, 1999 and October 2, 1998                  4

          Consolidated Statements of Operations for the six
          months ended September 30, 1999 and October 2, 1998                  5

          Consolidated Statements of Cash Flows for the six
          months ended September 30, 1999 and October 2, 1998                  6

          Notes to Consolidated Financial Statements                           7


ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations for the three and six months ended
          September 30, 1999 compared to three and six months
          ended October 2, 1998                                                9

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   12

ITEM 2.   Changes in Securities                                               12

ITEM 3.   Defaults Upon Senior Securities                                     12

ITEM 4.   Submission of Matters to a Vote of Security Holders                 12

ITEM 5.   Other Information                                                   12

ITEM 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

                      PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     September 30, 1999   April 2, 1999
                                                                     ------------------   -------------
                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $       38         $       18
    Receivables, net of allowance for doubtful accounts
            of $345 at September 30, 1999 and $489 at April 2, 1999           1,655              1,963
    Inventories, net                                                          2,326              2,197
    Prepaid expenses and other                                                   81                 63
                                                                         ----------         ----------
Total current assets                                                          4,100              4,241

Property, equipment and improvements, net                                       649                591

Intangible assets, net                                                          396                438

Other                                                                            19                 38
                                                                         ----------         ----------

TOTAL ASSETS                                                             $    5,164         $    5,308
                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                              $    2,192         $    2,143
    Accrued liabilities:
         Payroll                                                                 60                 83
         Deferred sales                                                         377                229
         Professional fees                                                       82                109
         Other                                                                  673                520
   Line of credit                                                               418              1,049
   Notes payable to stockholders                                                590                590
   Current maturities of long-term debt                                         146                132
                                                                         ----------         ----------
Total current liabilities                                                     4,538              4,855

Long-term debt, less current maturities                                         273                347
                                                                         ----------         ----------

Total liabilities                                                             4,811              5,202
                                                                         ----------         ----------
Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value;
      10,000,000 shares authorized; no shares issued                             --                 --
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 8,471,674 and 8,321,674 shares outstanding                     85                 83
  Additional paid-in capital                                                 47,536             47,369
  Accumulated deficit                                                       (47,268)           (47,346)
                                                                         ----------         ----------
Total stockholders' equity                                                      353                106
                                                                         ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    5,164         $    5,308
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

                       PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                    Three Months Ended
                                        ----------------------------------------
                                        September 30, 1999       October 2, 1998
                                        ------------------       ---------------
                                                      (unaudited)
Revenues:
     Product sales                         $    2,646              $    2,808
                                           ----------              ----------
Expenses:
     Cost of products sold                      1,577                   1,883
     Selling, general and administrative          946                   1,196
     Product development                          430                     521
                                           ----------              ----------
                                                2,953                   3,600
                                           ----------              ----------

Operating loss                                   (307)                   (792)

Other income (expense):
     Other income (expense)                        --                       2
     Interest expense - affiliates                (18)                    (18)
     Interest expense - other                     (26)                    (11)
                                           ----------              ----------

Loss before income taxes                         (351)                   (819)

Provision for income taxes                         --                      --
                                           ----------              ----------

Net loss                                   $     (351)             $     (819)
                                           ==========              ==========
Loss per common share:
            Basic                          $    (0.04)             $    (0.11)
                                           ==========              ==========
            Diluted                        $    (0.04)             $    (0.11)
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

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                      Six Months Ended
                                            ------------------------------------
                                            September 30, 1999   October 2, 1998
                                            ------------------   ---------------
                                                         (unaudited)
Revenues:
     Product sales                              $    7,379         $    5,652
                                                ----------         ----------
Expenses:
     Cost of products sold                           4,427              3,881
     Selling, general and administrative             1,887              2,525
     Product development                               889                957
                                                ----------         ----------
                                                     7,203              7,363
                                                ----------         ----------

Operating income (loss)                                176             (1,711)

Other  income (expense):
     Other income (expense)                             --                  2
     Interest expense - affiliates                     (38)               (28)
     Interest expense - other                          (60)               (32)
                                                ----------         ----------

Income (loss) before income taxes                       78             (1,769)

Provision for income taxes                              --                 --
                                                ----------         ----------

Net income (loss)                               $       78         $   (1,769)
                                                ==========         ==========
Income (loss) per common share:
            Basic                               $     0.01         $    (0.23)
                                                ==========         ==========
            Diluted                             $     0.01         $    (0.23)
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

                     PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          Six Months Ended
                                                                ------------------------------------
                                                                September 30, 1999   October 2, 1998
                                                                ------------------   ---------------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                                 $       78         $   (1,769)
  Adjustments to reconcile income (loss) from operations
     to net cash provided by (used in) operations:
       Depreciation and amortization                                       219                224
       Provision for uncollectible accounts                                 63                 26
       Provision for inventory reserve                                     100                 60
       Changes in current assets and current liabilities:
          Accounts receivable                                              245                985
          Inventories                                                     (229)             1,210
          Prepaid expenses and other                                       (18)               (16)
          Accounts payable and accrued liabilities                         300               (392)
                                                                    ----------         ----------

Net cash provided by operations                                            758                328
                                                                    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in other assets                                      19               (450)
   Capitalization of software costs                                        (75)               (88)
   Capital expenditures                                                   (160)               (94)
                                                                    ----------         ----------

Net cash used in investing activities                                     (216)              (632)
                                                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                                --                400
  Repayment of debt - net                                                  (60)               (25)
  Net repayments (borrowings) under lines of credit - others              (631)              (943)
  Exercise of common stock options and warrants                            169                  3
  Issuance of common stock                                                  --                829
                                                                    ----------         ----------

Net cash (used in) provided by financing activities                       (522)               264
                                                                    ----------         ----------

Net increase in cash and cash equivalents                                   20                (40)
Cash and cash equivalents, beginning of period                              18                146
                                                                    ----------         ----------
Cash and cash equivalents, end of period                            $       38         $      106
                                                                    ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
       Interest                                                     $       60         $       60

        See accompanying notes to the consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, future supply and demand for the Company's products, the resolution of a Securities and Exchange Commission ("SEC") complaint filed against the Company and certain of its former officers on September 28, 1999, changes in business and economic conditions, availability of raw materials and parts, possible disruptions of normal business activity from year 2000 issues, and other risks that may be described from time to time in reports the Company files with the SEC. Undue reliance should not be placed on any such forward-looking statements.

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

     The financial statements presented herein as of September 30, 1999 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $762,000 and $908,000 at September 30, 1999 and April 2, 1999, respectively.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

3.   INVENTORIES, CONTINUED
     ----------------------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at September 30, 1999 and April 2, 1999 (in thousands):

                                          September 30, 1999   April 2, 1999
                                          ------------------   -------------

     Finished goods                           $      599         $      165
     Work in progress                                513                877
     Raw materials                                 1,214              1,155
                                              ----------         ----------
                                              $    2,326         $    2,197
                                              ==========         ==========

4.   INCOME (LOSS) PER SHARE
     -----------------------

     Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing basic and diluted EPS, the net income (loss) for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator). Basic and diluted EPS was a loss of $0.04 for the three months ended September 30, 1999 and a loss of $0.11 for the three months ended October 2, 1998. The weighted average number of common shares outstanding used in the basic EPS calculation are 8,468,359 and 7,468,000 for the three month periods ended September 30, 1999 and October 2, 1998, respectively. For purposes of computing diluted EPS for these three months period, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive. Basic and diluted EPS was $0.01 for the six months ended September 30, 1999 and a loss of $0.23 for the six months ended October 2, 1998. The weighted average number of common shares outstanding used in the basic EPS calculation are 8,468,359 and 7,468,000 for the 1999 and 1998 periods, respectively. The weighted average number of common shares outstanding used in the diluted EPS calculation is 8,487,025 for the six month period ended September 30, 1999. For purposes of computing diluted EPS for the six month period ended October 2, 1998, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

5.   INCOME TAXES
     ------------

     The Company had available net operating and capital loss carryforwards amounting to approximately $50 million at April 2, 1999, including operating loss carryforwards which relate to a predecessor company, which expire in 2014. As a result of several ownership changes which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of the loss carryforwards.

6.   DEBT
     ----

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit that is primarily collateralized by the Company's accounts receivable and inventory. On October 1, 1999, the Company renewed this financing agreement. The renewed agreement provides for a line of credit up to $1,400,000 ($418,000 outstanding at September 30, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. This financing arrangement expires in November 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
---------------------------------------------

     The Company reported a net loss for the three month period ended September 30, 1999 of $351,000 compared to a net loss of $819,000 for the comparable three month period of the prior fiscal year. The Company's operating results for the three months ended September 30, 1999 were favorably affected by increased gross margins and decreased general and administrative expenses and unfavorably affected by a reduction in shipments described below.

     Product sales revenue for the three month period ended September 30, 1999 totaled approximately $2,646,000 compared to $2,808,000 for the comparable three month period of the prior fiscal year, a decrease of $162,000, or 6%. This slight decrease is due to lower sales to the Company's VAR customers, partially offset by higher sales to major customers. In addition, some customers have postponed projects until the first quarter of next year due to year 2000 considerations.

     Cost of products sold for the three month period ended September 30, 1999 amounted to $1,577,000, or 60% of product sales revenues, versus $1,883,000, or 67%, for the comparable three month period of the prior year. The decrease in cost of products sold as a percentage of revenues is due to pricing improvements, lower component costs and a change in product mix.

     Selling, general and administrative expenses amounted to $946,000, or 36% of product sales revenue, for the three months ended September 30, 1999 versus $1,196,000, or 43%, for the comparable three months of the prior fiscal year. The decrease in selling, general and administrative expenses during the three month period ended September 30, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions, reduced legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts.

     Product development expenses amounted to $430,000, or 16% of product sales revenue, for the three months ended September 30, 1999 versus $521,000, or 19%, for the comparable three month period of the prior fiscal year. The Company expects that product development expenses will continue at the current level for the remainder of the fiscal year.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------

     The Company reported net income for the six month period ended September 30, 1999 of $78,000 compared to a net loss of $1,769,000 for the comparable six month period of the prior fiscal year. The Company's operating results for the six months ended September 30, 1999 were favorably affected by increased sales volumes, higher gross margins and decreased general and administrative expenses.

     Product sales revenue for the six month period ended September 30, 1999 totaled approximately $7,379,000 compared to $5,652,000 for the comparable six month period of the prior fiscal year, an increase of $1,727,000 or 31%. This increase is attributable to higher sales through the distribution channel and to major customers.

     Cost of products sold for the six month period ended September 30, 1999 amounted to $4,427,000, or 60% of product sales revenues versus $3,881,000, or 69%, for the comparable six month period of the prior year. The decrease in cost of products sold as a percentage of revenues is due to pricing improvements, lower component costs and a change in product mix.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998, CONTINUED.

     Selling, general and administrative expenses amounted to $1,887,000, or 26% of product sales revenue, for the six months ended September 30, 1999 versus $2,525,000, or 45%, for the comparable six months of the prior fiscal year. The $638,000 decrease in selling, general and administrative expenses during the six month period ended September 30, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions, reduced legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts.

     Product development expenses amounted to $889,000, or 12% of product sales revenue, for the three months ended September 30, 1999 versus $957,000, or 17%, for the comparable six month period of the prior fiscal year. The Company expects that product development expenses will continue at the current level for the remainder of the fiscal year.

LIQUIDITY
---------

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit that is primarily collateralized by the Company's accounts receivable and inventory. On October 1, 1999, the Company renewed this financing agreement. The renewed agreement provides for a line of credit up to $1,400,000 ($418,000 outstanding at September 30, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. This financing arrangement expires in November 2000. At September 30, 1999, the borrowing availability under this line of credit was $262,000.

     The Company's primary cash commitments in fiscal 2000 include payments under non-cancelable operating leases ($293,000), short-term debt ($736,000) and investments in research and development ($889,000 in the six months of fiscal year 2000). With respect to notes payable and current maturities of long-term debt, approximately $590,000 of the $736,000 is due to related parties, the payment terms of which the Company believes can be extended as needed.

     Cash provided by operations amounted to $758,000 for the six months ended September 30, 1999 compared to $328,000 for the six months ended October 2, 1998. The increase in cash provided by operations compared to the prior year fiscal period primarily reflects the fact that the Company operated at a profit in the 1999 period compared to a loss in the 1998 period.

     Cash used in investing activities amounted to $216,000 for the six months ended September 30, 1999 compared with $632,000 for the six months ended October 2, 1998. This decrease from the same period of the prior fiscal year is attributable to the decrease in other assets. The Company does not anticipate a significant increase in the level of capital expenditures.

     Cash used in financing activities during the six months ended September 30, 1999 was $522,000 versus cash provided by financing activities of $264,000 for the six months ended October 2, 1998. This decrease is primarily due to a decrease in cash received from the issuance of common stock.

     The Company is endeavoring to raise $1.0 to $1.5 million in equity capitial by the end of the Company's fiscal year by offering for sale, to accredited investors, up to 1,500,000 shares of the Company's common stock under Regulatiion D of the Securities Act of 1993. The funds will be used for working capital purposes and to fund investments in research and development and marketing of new products. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will maintain profitability or positive cash flow.

     Working capital was a deficit of $438,000 at September 30, 1999 versus a deficit of $614,000 at April 2, 1999, an improvement of $176,000. The ratio of current assets to current liabilities at September 30, 1999 was .90 to 1.00 compared to .87 to 1.00 at April 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 2, 1998, CONTINUED.

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

     The Company has substantially completed a comprehensive program designed to identify internal computer and information systems, manufacturing and delivery equipment, and facilities equipment to determine their year 2000 readiness. The process includes replacing equipment that does not meet year 2000 readiness standards. In order to improve operating efficiencies, the Company has implemented a new financial and manufacturing software package. The Company believes the functions of this software package relating to critical operations such as accounting, order entry, purchasing, inventory, production, shipping and billing are year 2000 compliant.

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

     Many of the factors that would guarantee year 2000 compliance are beyond the control of the Company. These factors include the availability of vendor compliant products and services, interface system partner compliance, government activity and suppliers in areas such as utilities, communications, transportation and other services. Because of the technological interdependence of commercial activities, the Company cannot realistically offer any certifications, representations or guarantees of total year 2000 compliance. Although the Company has been able to timely address any year 2000 issues that it identifies, there can be no assurance that certain factors relating to year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

     During the first half of fiscal 2000, the Company's backlog decreased from $2,573,000 at April 2, 1999 to $281,000 at September 30, 1999. On November 9,
1999, the backlog was $443,000. The backlog at April 2, 1999 was significantly higher than would normally be expected. During the fourth quarter of fiscal year 1999, the Company resolved a payment issue with its principal contract manufacturing supplier. However, due to long lead times for certain components the supplier was unable to make significant deliveries during the later portion of fiscal year 1999. The Company anticipates that substantially all of its backlog at September 30, 1999 will be shipped during the third quarter of fiscal year 2000.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On September 28, 1999, the SEC filed a complaint (Civil Action No. 1:99-CV-2496) in the United States District Court for the Northern District of Georgia against the Company and five former officers of the Company. The complaint alleges a pervasive effort by former senior management employees to overstate the Company's income from October 1993 through October 1997. The complaint seeks permanent injunctions against all the defendants, and seek civil money penalties against the five former officers, and disgorgement plus prejudgement interest against one former officer.

          The Company and the SEC have initiated discussions to attempt to settle this matter, and the Company believes this matter can be resolved by December 31, 1999.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The  Company  held,  on  August  12,  1999,   its  Annual  Meeting  of
          Shareholders at which the following actions were taken:

          1. Four directors were elected to serve until the 2000 Annual Meeting of Shareholders and until their successors are elected:

          Name                             For                         Withheld
          ----                             ---                         --------
          John D. Freitag                  4,526,159                   9,736
          Richard A. Hansen                4,526,142                   9,753
          Erik Monninkhof                  4,526,159                   9,736
          Perry J. Pickerign               4,526,159                   9,736

          2. A proposal to adopt the Company's 1998 Equity Incentive Plan for officers and employees was approved:

          For                              Against                     Abstain
          ---                              -------                     -------
          4,472,243                        29,306                      34,346

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not Applicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMPUTONE CORPORATION


Date:  November 12, 1999       By:  /s/ Perry J. Pickerign
                                    ----------------------
                                    Perry J. Pickerign
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Keith H. Daniel
                                    -------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)