Form 10QSB
period 1999-12-31
COMPUTONE CORPORATION
filed 2000-02-11
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended December 31, 1999

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

                                Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,897,793 shares of common stock on February 8, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1999 and
               April 2, 1999                                                   3

          Consolidated  Statements  of  Operations  for the three
               months ended December 31, 1999 and January 1, 1999              4

          Consolidated  Statements  of  Operations  for the  nine
               months ended December 31, 1999 and January 1, 1999              5

          Consolidated  Statements  of Cash  Flows  for the  nine
               months ended December 31, 1999 and January 1, 1999              6

          Notes to Consolidated Financial Statements                           7

ITEM 2.   Management's   Discussion   and  Analysis  or  Plan  of
          Operations for the three and nine months ended December
          31,  1999  compared  to  three  and nine  months  ended
          January 1, 1999                                                      9

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   12

ITEM 2.   Changes in Securities                                               12

ITEM 3.   Defaults Upon Senior Securities                                     12

ITEM 4.   Submission of Matters to a Vote of Security Holders                 12

ITEM 5.   Other Information                                                   12

ITEM 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

                      PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               December 31, 1999   April 2, 1999
                                                               -----------------   -------------
                                                                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                      $       80        $       18
    Receivables, net of allowance for doubtful accounts
        of $284 at December 31, 1999 and $489 at April 2, 1999          1,671             1,963
    Inventories, net                                                    2,105             2,197
    Prepaid expenses and other                                             49                63
                                                                   ----------        ----------
Total current assets                                                    3,905             4,241

Property, equipment and improvements, net                                 624               591

Intangible assets, net                                                    393               438

Other                                                                      27                38
                                                                   ----------        ----------
TOTAL ASSETS                                                       $    4,949        $    5,308
                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                        $      843        $    2,143
    Accrued liabilities:
        Payroll                                                            82                83
        Deferred sales                                                    315               229
        Interest                                                          236               199
        Other                                                             526               430
    Line of credit                                                        810             1,049
    Notes payable to stockholders                                         590               590
    Current maturities of long-term debt                                  151               132
                                                                   ----------        ----------
Total current liabilities                                               3,553             4,855

Long-term debt, less current maturities                                   233               347
                                                                   ----------        ----------

Total liabilities                                                       3,786             5,202
                                                                   ----------        ----------
Stockholders' equity:
    Convertible redeemable preferred stock, $.01 par value;
        10,000,000 shares authorized; no shares issued                     --                --
    Common stock, $.01 par value; 25,000,000 shares
        authorized; 9,439,922 and 8,321,674 shares outstanding             94                83
    Additional paid-in capital                                         48,729            47,369
    Accumulated deficit                                               (47,660)          (47,346)
                                                                   ----------        ----------
Total stockholders' equity                                              1,163               106
                                                                   ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    4,949        $    5,308
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

                   PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                      Three Months Ended
                                              ----------------------------------
                                              December 31, 1999  January 1, 1999
                                              -----------------  ---------------
                                                          (unaudited)
Revenues:
     Product sales                                $    2,378       $    1,922
                                                  ----------       ----------
Expenses:
     Cost of products sold                             1,451            1,212
     Selling, general and administrative                 836            1,109
     Product development                                 437              518
                                                  ----------       ----------
                                                       2,724            2,839
                                                  ----------       ----------

Operating loss                                          (346)            (917)

Other  income (expense):
     Interest expense - affiliates                       (19)             (23)
     Interest expense - other                            (27)             (37)
                                                  ----------       ----------

Loss before income taxes                                (392)            (977)

Provision for income taxes                                --               --
                                                  ----------       ----------

Net loss                                          $     (392)      $     (977)
                                                  ==========       ==========

Loss per common share:
    Basic                                         $    (0.05)      $    (0.13)
                                                  ==========       ==========
    Diluted                                       $    (0.05)      $    (0.13)
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

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                      Nine Months Ended
                                            ------------------------------------
                                            December 31, 1999    January 1, 1999
                                            -----------------    ---------------
                                                         (unaudited)
Revenues:
    Product sales                               $    9,757         $    7,574
                                                ----------         ----------
Expenses:
    Cost of products sold                            5,878              5,092
    Selling, general and administrative              2,723              3,635
    Product development                              1,326              1,475
                                                ----------         ----------
                                                     9,927             10,202
                                                ----------         ----------

Operating loss                                        (170)            (2,628)

Other income (expense):
    Other income                                        --                  2
    Interest expense - affiliates                      (57)               (51)
    Interest expense - other                           (87)               (70)
                                                ----------         ----------

Loss before income taxes                              (314)            (2,747)

Provision for income taxes                              --                 --
                                                ----------         ----------

Net loss                                        $     (314)        $   (2,747)
                                                ==========         ==========
Loss per common share:
    Basic                                       $    (0.04)        $    (0.36)
                                                ==========         ==========
    Diluted                                     $    (0.04)        $    (0.36)
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

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                       -----------------------------------
                                                                       December 31, 1999   January 1, 1999
                                                                       -----------------   ---------------
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from operations                                                 $     (314)        $   (2,747)
  Adjustments to reconcile loss from operations
     to net cash provided by (used in) operations:
       Settlement of accounts payables in exchange for common stock               691                 --
       Depreciation and amortization                                              354                336
       Provision for uncollectible accounts                                        66                110
       Provision for inventory reserve                                            112                 70
       Changes in current assets and current liabilities:
          Accounts receivable                                                     226                993
          Inventories                                                             (20)             1,632
          Prepaid expenses and other                                               14                 22
          Accounts payable and accrued liabilities                             (1,082)              (275)
                                                                           ----------         ----------
Net cash provided by operations                                                    47                141
                                                                           ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in other assets                                             11               (450)
   Capitalization of software costs                                              (216)              (136)
   Capital expenditures                                                          (126)              (114)
                                                                           ----------         ----------
Net cash used in investing activities                                            (331)              (700)
                                                                           ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                                       --                545
  Repayment of debt - net                                                         (95)              (167)
  Net repayments under lines of credit                                           (239)              (820)
  Exercise of common stock options and warrants                                    11                  3
  Issuance of common stock                                                        669                905
                                                                           ----------         ----------
Net cash provided by financing activities                                         346                466
                                                                           ----------         ----------

Net increase (decrease) in cash and cash equivalents                               62                (93)
Cash and cash equivalents, beginning of period                                     18                146
                                                                           ----------         ----------
Cash and cash equivalents, end of period                                   $       80         $       53
                                                                           ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                           $       87         $       70

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
       Common stock issued in settlement of accounts payables              $      691         $       --

        See accompanying notes to the consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, future supply and demand for the Company's products, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC"). Undue reliance should not be placed on any such forward-looking statements.

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

     The financial statements presented herein as of December 31, 1999 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   REVENUE RECOGNITION
     -------------------

     Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped. Revenue on sales to customers who are not end users of the Company's products are deferred until such time as the product has been sold through to the end user.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $589,000 and $908,000 at December 31, 1999 and April 2, 1999, respectively.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

3.   INVENTORIES, CONTINUED
     ----------------------

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at December 31, 1999 and April 2, 1999 (in thousands):

                          December 31, 1999   April 2, 1999
                          -----------------   -------------

     Finished goods          $      513        $      165
     Work in progress               489               877
     Raw materials                1,103             1,155
                             ----------        ----------
                             $    2,105        $    2,197
                             ==========        ==========

4.   LOSS PER SHARE
     --------------

     Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing basic and diluted loss per share, the net loss for each period presented (the numerator) is divided by the weighted average number of common shares outstanding (the denominator) resulting in basic and diluted loss per share of $0.05 for the three months ended December 31, 1999 and $0.13 for the three months ended January 1, 1999. The basic and diluted loss per share for the nine months ended December 31, 1999 is $0.04 and $0.36 for the nine months ended January 1, 1999. For purposes of computing diluted loss per share during the three and nine month periods, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

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

6.   DEBT
     ----

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit that is primarily collateralized by the Company's accounts receivable and inventory. On October 1, 1999, the Company renewed this financing agreement. The renewed agreement provides for a line of credit up to $1,400,000 ($810,000 outstanding at December 31, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. This financing arrangement expires in November 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
--------------------------------------------

     The Company reported a net loss for the three month period ended December 31, 1999 of $393,000 compared to a net loss of $977,000 for the comparable three month period of the prior fiscal year. The Company's operating results for the three months ended December 31, 1999 were favorably affected by increased shipments, increased gross margins, decreased general and administrative expenses, and decreased product development costs.

     Product sales revenue for the three month period ended December 31, 1999 totaled approximately $2,378,000 compared to $1,922,000 for the comparable three month period of the prior fiscal year, an increase of $456,000, or 24%. This increase is attributable to the Company's continued focus on distribution channels and a larger than normal order from an OEM customer.

     Cost of products sold for the three month period ended December 31, 1999 amounted to $1,451,000, or 61% of product sales revenues, versus $1,212,000, or 63%, for the comparable three month period of the prior year. The decrease in cost of products sold as a percentage of revenues is due to pricing improvements, lower component costs and a change in product mix.

     Selling, general and administrative expenses amounted to $836,000, or 35% of product sales revenue, for the three months ended December 31, 1999 versus $1,109,000, or 58%, for the comparable three months of the prior fiscal year. The decrease in selling, general and administrative expenses during the three month period ended December 31, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions, reduced legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts.

     Product development expenses amounted to $437,000, or 18% of product sales revenue, for the three months ended December 31, 1999 versus $518,000, or 27%, for the comparable three month period of the prior fiscal year. The decrease in product development expenses during the three month period ended December 31, 1999 versus the same period of the prior fiscal year is attributable to decreases in costs of third party engineering services, partially offset by increases in development of prototypes and testing of new products. The Company expects that product development expenses will continue at the current level for the remainder of the fiscal year.

FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
-------------------------------------------

     The Company reported a net loss for the nine month period ended December 31, 1999 of $314,000 compared to $2,747,000 for the comparable nine month period of the prior fiscal year. The Company's operating results for the nine months ended December 31, 1999 were favorably affected by increased sales volumes, higher gross margins, decreased general and administrative expenses, and decreased product development costs.

     Product sales revenue for the nine month period ended December 31, 1999 totaled approximately $9,757,000 compared to $7,574,000 for the comparable nine month period of the prior fiscal year, an increase of $2,183,000 or 29%. This increase is attributable to the Company's continued focus on distribution channels and to project-related business from two large customers.

     Cost of products sold for the nine month period ended December 31, 1999 amounted to $5,878,000, or 60% of product sales revenues versus $5,092,000, or 67%, for the comparable nine month period of the prior year. The decrease in cost of products sold as a percentage of revenues is due to pricing improvements, lower component costs and a change in product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999, CONTINUED.

     Selling, general and administrative expenses amounted to $2,723,000, or 28% of product sales revenue, for the nine months ended December 31, 1999 versus $3,635,000, or 48%, for the comparable nine months of the prior fiscal year. The $917,000 decrease in selling, general and administrative expenses during the nine month period ended December 31, 1999 versus the same period of the prior fiscal year is attributable to decreases in compensation costs due to staff reductions, reduced legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts.

     Product development expenses amounted to $1,326,000, or 14% of product sales revenue, for the nine months ended December 31, 1999 versus $1,475,000, or 19%, for the comparable nine month period of the prior fiscal year. The decrease in product development costs during the nine month period ended December 31, 1999 versus the same period of the prior fiscal year is attributable to decreases in costs of third party engineering services, partially offset by increases in development of prototypes and testing of new products. The Company expects that product development expenses will continue at the current level for the remainder of the fiscal year.

LIQUIDITY
---------

     On November 17, 1998, the Company entered into a financing arrangement which provides for a line of credit that is primarily collateralized by the Company's accounts receivable and inventory. On October 1, 1999, the Company renewed this financing agreement. The renewed agreement provides for a line of credit up to $1,400,000 ($810,000 outstanding at December 31, 1999) and is based on the available borrowing base, at an interest rate of prime plus 2.00%. This financing arrangement expires in November 2000. At December 31, 1999, the borrowing availability under this line of credit was $234,000.

     The Company's primary cash commitments in fiscal 2000 include payments under non-cancelable operating leases ($293,000), short-term debt ($741,000) and investments in research and development ($1,326,000 for the first nine months of fiscal year 2000). With respect to notes payable and current maturities of long-term debt, approximately $590,000 of the $741,000 is due to related parties, the payment terms of which the Company believes can be extended as needed.

     Cash provided by operations amounted to $47,000 for the nine months ended December 31, 1999 compared to $141,000 for the nine months ended January 1, 1999. The decrease in cash provided by operations compared to the prior year fiscal period primarily reflects the fact that the Company reduced its accounts payable.

     Cash used in investing activities amounted to $331,000 for the nine months ended December 31, 1999 compared with $700,000 for the nine months ended January 1, 1999. This decrease from the same period of the prior fiscal year is attributable to the decrease in other assets. The Company does not anticipate a significant increase in the level of capital expenditures.

     Cash provided by financing activities during the nine months ended December 31, 1999 was $346,000 compared with $466,000 for the nine months ended January 1, 1999. This decrease is primarily due to a decrease in cash received from the issuance of common stock.

     The Company is endeavoring to raise $1.5 million in equity capital by the end of the Company's fiscal year by offering for sale, to accredited investors, shares of the Company's common stock under Regulation D of the Securities Act of 1993. As of December 31, 1999 the Company had raised $500,000 under this offering. The funds will be used for working capital purposes and to fund investments in research and development and marketing of new products. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or maintain positive cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 1, 1999, CONTINUED.

     Working capital was $352,000 at December 31, 1999 versus a deficit of $614,000 at April 2, 1999, an improvement of $965,000. The ratio of current assets to current liabilities at December 31, 1999 was 1.10 to 1.00 compared to
 .87 to 1.00 at April 2, 1999. This increase is due primarily to the settlement of $691,000 of accounts payable through the issuance of common stock.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2000
-----------------------------------------

     Management believes that new or redesigned products will enhance the Company's ability to increase its sales in fiscal 2000. The new "Gold" card family of products are high performance, cost effective PCI controller products specifically designed to meet the needs of the remote access market. Shipments of the Gold 4 and Gold 8 products began in January 2000. The Intelliserver RAS-2000 Powerrack is a redesign of the Powerrack family with enhanced performance, remote access server features and configurations added. Shipments of the RAS-2000 began in October 1999. Additionally, during January 2000, the Company began shipping the enhanced ISA-4RJ Plus product.

     During the first half of fiscal 2000, the Company's backlog decreased from $2,573,000 at April 2, 1999 to less than $100,000 at December 31, 1999. The backlog at April 2, 1999 was significantly higher than would normally be expected. During the fourth quarter of fiscal year 1999, the Company resolved a payment issue with its principal contract manufacturing supplier. However, due to long lead times for certain components the supplier was unable to make significant deliveries during the later portion of fiscal year 1999. During fiscal year 2000, the Company has increased its finished goods inventory from $165,000 at April 2, 1999 to $513,000 at December 31, 1999, and is now able to ship most orders shortly after receipt of the order. As result, management believes the level of the Company's backlog at December 31, 1999 is not a reliable indicator of future sales.

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

          The Company and the SEC have reached agreement regarding the settlement of this matter, and the settlement is in the process of being documented. The settlement involves the Company's consent to certain matters, but does not include any monetary penalties against the Company.

ITEM 2.   CHANGES IN SECURITIES

          In November and December 1999, the Company sold 500,000 shares of Common Stock at a price of $1.00 per share to several accredited investors in a private placement being effected through a registered broker dealer as placement agent. The private placement is pursuant to Regulation D under the Securities Act of 1933. The placement agent will receive shares of the Company's common stock as compensation. The number of shares issued will be dependent on the amount of proceeds received. The aggregate proceeds from such sales of Common Stock of $500,000 were used for working capital items and to partially fund the Company's loss from operations of $393,000 during the fiscal quarter ended December 31, 1999.

          In December 1999, the Company issued 325,000 shares of common stock in settlement of accounts payable of $691,000.


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

                                       COMPUTONE CORPORATION

Date: February 11,  2000               By: /s/ Perry J. Pickerign
                                           ----------------------
                                           Perry J. Pickerign
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Keith H. Daniel
                                           ----------------------
                                           Keith H. Daniel
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)