Form 10KSB
period 2000-03-31
COMPUTONE CORPORATION
filed 2000-07-03
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                             SEC file number 0-16172

                              COMPUTONE CORPORATION
                              ---------------------
                 (Name of small business issuer in its charter)

        Delaware                                             23-2472952
------------------------                               -------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia          30005
-----------------------------------------------------------    -----------------
         (Address of principal executive offices)                  (Zip code)

Issuer's telephone number: (770) 625-0000

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2000 were $11,198,000.

On June 28, 2000, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $46,780,705.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,009,983 shares of Common Stock outstanding on June 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portion of Registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on or about August 16, 2000, are incorporated in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                              COMPUTONE CORPORATION

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Description of Business.                                        3

     Item 2.   Description of Property.                                        9

     Item 3.   Legal Proceedings.                                              9

     Item 4.   Submission of Matters to a Vote of Security Holders.            9

PART II.

     Item 5.   Market for Common Equity and Related Stockholder Matters.      10

     Item 6.   Management's Discussion and Analysis of Operations.            10

     Item 7.   Consolidated Financial Statements.                             14

     Item 8.   Changes in and  Disagreements  with Accountants on
               Accounting and Financial Disclosure.                           14

PART III.

     Item 9.   Directors,  Executive  Officers,  Promoters
               and Control Persons; Compliance With
               Section 16(a) of the Exchange Act.                             15

     Item 10.  Executive Compensation.                                        15

     Item 11.  Security  Ownership of Certain  Beneficial
               Owners and Management.                                         15

     Item 12.  Certain Relationships and Related Transactions.                15

     Item 13.  Exhibits and Reports on Form 8-K.                              15

               Signatures                                                     18

                                     PART I

Item 1.   Description of Business.
-------   ------------------------

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

     On April 12, 2000, the Company, its wholly-owned subsidiary New Computone Corporation (the "Merger Sub"), Multi-User Solutions, Ltd. ("Multi-User") and Darrill S. Sherrill and John H. Gardner, Jr., (the "Shareholders") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Multi-User will merge with and into Merger Sub and will thereupon become a wholly-owned subsidiary of the Company. In summary, the Merger Agreement provides that upon the merger, each of the 1,000 outstanding shares of common stock of Multi-User will be cancelled and extinguished and converted automatically into the right to receive $4,000 in cash, an aggregate of $4,000,000 and 800 shares of the Company's Common Stock, an aggregate of 800,000 shares (collectively, the "Merger Consideration"). In addition, the Merger Consideration is subject to increase by up to $1,500,000, payable half in cash and half in Company Common Stock, depending upon the satisfaction of specified performance objectives through June 2003.

     On June 28, 2000, the Company, Merger Sub, Multi-User and the Shareholders consummated the transactions contemplated by the Merger Agreement.

     Multi-User is a leading technology support and integration company specializing in providing operating system support, systems integration and on-site hardware maintenance for turnkey systems providers (i.e., software developers with specialized application for a vertical market) in the United States and Canada. The primary focus of both Multi-User and the Company are companies utilizing the SCO UNIX, Linux and Microsoft WindowsNT operating systems.

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

     During fiscal 1997, the Company introduced products that provide remote access communications to corporate Local Area Networks ("LANs") and the Internet. These communication server products address the fast-growing Internet connectivity market as well as the remote communications requirements of corporations with multiple offices, remote and traveling personnel and telecommuting. Other principal Company products are multi-port communications adapters ("subsystems") that manage the flow of data between serial devices (e.g., terminals, printers and modems) and the central processing unit ("CPU") of a host computer. Neither product area is date sensitive and did not require adaptation to comply with Year 2000 requirements.

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

     The remote access market is a dynamic segment of the expanding networking industry. According to Forrester Research, over 75% of companies worldwide are now deploying or plan to deploy remote access solutions. According to Gartner Group, approximately 130 million employees worldwide will be involved in remote access as part of their jobs by 2002. In the U.S., roughly 1/3 of all jobs will be impacted by remote access. In addition, the Yankee Group estimates the remote access market will grow from $4.1 billion in 1997 to $12.4 billion in 2000. Companies have realized that in order to stay competitive in the global marketplace, they must adopt a remote access solution. Universal remote access addresses the needs of both Internet and Intranet users. The Internet is the interconnected public global network of separate networks that are capable of passing information via a common set of Internet protocols. An Intranet is a private network based on these same Internet protocols but is often protected from the public Internet by a firewall. The firewall is intended to prevent any unwanted intrusion into the network by persons outside the firewall.

     Both the communication server products and traditional multi-port products of the Company address remote access markets. The communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high-speed serial communication devices. IntelliServer, our Intelligent servers that incorporate a UNIX-like operating system and facilitate LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols and includes Radius, the de facto security utility.

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

     The Company currently offers several families of multi-port products with widespread industry name recognition: ValuePortTM, IntelliPort IITM, IntelliPort PlusTM, IntelliPort II ExpandableTM, RackPortTM, and the high speed Gold CardTM solution. These products, combined with the IntelliServer and RAS2000TM communication server products, are currently marketed to distributors, systems integrators, value-added resellers ("VARs") and large volume end-users. Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

     The Company has recently developed several server products that can be used to facilitate secure e-commerce transactions and provides a local and remote network management capabilities. These server products consist of a wide range of software-based data communications solutions that provide users secure access to administer networks from remote location or possibly even from home.

Manufacturing
-------------

     The Company subcontracts with independent contract manufacturers that specialize in product manufacturing to procure most parts and services involved in the production of a majority of its products. The manufacturers procure all the necessary parts and components and perform quality control testing of the assembled products. The Company believes that this approach to manufacturing is advantageous because of the reduced capital requirements, production flexibility, reduced equipment and facilities needs and reduced personnel requirements.

Technology
----------

     Communication Servers
     ---------------------

     Historically, the Company's terminal server products and multiport controllers were used in multi-user UNIX environments for numerous applications such as point of sale, factory automation, office automation, health care and remote access. The IntelliServer product line provides remote communication to LANs (known as "remote access") so that users of networks can access services and computers on networks from anywhere in the world. Network users can work anywhere and gain access to corporate networks for Internet access, remote client access, multi-user host access and remote office access. Standardized protocols are used so that the IntelliServer is independent of the different operating systems used on networked computers. The IntelliServer provides transparent remote access to Ethernet LAN's and provides easy access to Internet services. It routes TCP/IP traffic, uses RADIUS and the industry standard PPP protocol. For remote / branch offices, the IntelliServer provides easy to use access for serial connection to a home office, Internet services or dial-in / dial-out modem accesses.

     The IntelliServer products utilize workstation caliber hardware and a sophisticated UNIX-like operating system and industry standard Ethernet TCP/IP networking protocols. Ethernet TCP/IP networks are standard for Unix and Internet networking. Internet access, remote access and network routing are among the faster growing network market segments. In addition to remote and Internet access, the IntelliServer allows traditional serial devices, such as those used with the Company's multi-port products, to interface and communicate over LANs. The IntelliServer family of products are intelligent servers that function as terminal servers, print servers, remote access servers and secure console management servers. These products allow users to control and share devices in an environment of multiple operating systems. A user will no longer require a printer for the Unix environment and a separate printer or device for the Windows NT environment. The IntelliServer performs the translation and enables the user to share devices. In addition, a user can manage a network securely from a remote location.

     Both SlimLine and RAS2000 PowerRack models are available in the IntelliServer product family. The RAS2000 provides high performance with the convenience of a rack mount/table top enclosure. Serial port bit rates up to 921,600 bits per second on all serial channels meet and exceed the most demanding throughput requirements using V.34 modems and/or ISDN links. The SlimLine offers an attractive tabletop or wall mount enclosure. Both models are expandable from the initial 16 ports up to a total of 64 serial ports, can be connected directly to a Ethernet TCP/IP LAN or can be booted independently and operated as a stand alone unit. The recent introduction of automated set up and web browser graphical user interface (GUI) has resulted in a significant increase in the use of the IntelliServer product among the Internet Service Provider ("ISP") community.

     Asynchronous (Serial) Multi-Port I/O Subsystems
     -----------------------------------------------

     The Company's multi-port subsystems provide remote access and multi-user/multi-port solutions. They allow multiple serial devices (terminals, printers, plotters, modems, Point-of-Sale, data acquisition, bar code scanners, etc.) to be connected to a PC server or "host" computer via a PCI or ISA slot. Multi-port subsystems can be either non-intelligent (placing the burden of managing I/O functions on the host computer's CPU) or intelligent (off loading the host computer of I/O-related tasks and increasing overall throughput within the system).

The Company's multi-port products currently consist of:

     o    VALUEPORT - economical 4-port solutions for ISA/EISA computers.

     o INTELLIPORT II - high-performance 4-port and 8-port solutions for ISA, EISA and Micro Channel computers.

     o INTELLIPORT PLUS - high-performance 4-port and 8-port solutions with speeds of 921Kbps on all ports ISA Controller.

     o INTELLIPORT II EXPANDABLE - scaleable high-performance 16 to 64 port subsystems for PCI, ISA, and EISA computers.

     o    INTELLIPORT  III - RAS 2000 POWERRACK PORT - scaleable rack mounted 16
          to  64  port  subsystem   providing  one  of  the  industry's  highest
          throughput speeds of up 921 Kbps on all 64 ports.

     o GOLDCARD - high performance 4 port and 8 port PCI solution, utilizing the Company's Direct Access Serial Hardware Engine ("DASHE").

     The ValuePort line is intended as an economical solution for users who wish to connect a limited number of serial devices to their system. ValuePort configurations are 4-port models for ISA/EISA systems offering serial line speeds up to 460,000 bits per second with an I/O mapped host interface using industry standard 16C550 and 16C650 UART devices.

     The IntelliPort II and IntelliPort II EXpandable products include several features that are popular with users. These features include menu-driven installation and configuration for UNIX systems; 200,000 bits per second throughput; non-EXpandable 4-port and 8-port models; a modular 8 or 16-port model that can be expanded up to 64-ports; support for PCI and ISA compatible systems; downloadable "firmware" software for easy upgrades and software device drivers for a large number of different operating systems, including:

     o    SCO UNIX
     o    UNIX System V.3.2 and derivatives (AT&T, Interactive, etc.)
     o    UNIX SVR4 and derivatives (AT&T, UnixWare, Solaris, etc.)
     o    DOS and Multi-User DOS variants (Concurrent Controls DOS, THEOS, etc.)
     o    Microsoft WindowsNT
     o    Linux
     o    Solaris

IntelliPort II and IntelliPort II EXpandable software drivers include the following IntelliFeatures Productivity Suite:

     IntelliView - allows a terminal with multi-page memory to display up to eight different screens, letting user instantly toggle from one screen to another. This feature gives users added flexibility and increases overall productivity.

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

     The Intelliport Plus, a new product design first sold in fiscal 1999, offers higher performance than competitive products for the ISA bus.

     The IntelliPort III RAS 2000 PowerRack includes all features included with the IntelliPort II family plus the option of a rack mountable chassis and increased throughput speeds of 921 Kbps on all 64 ports. Drivers that are currently used with the IntelliPort II products can be used with the IntelliPort III products.

     The Gold 4 (4-port) and Gold 8 (8-post) products are low-cost, high-speed serial card for a PCI-bus. This product is specifically designed to address the needs of the remote access market. The Company believes by providing a more efficient, better solution and by providing a comprehensive communications solution that leverages the tools of Microsoft's Windows NT to provide plug and play async multiport I/O, the Company can capture a significant share in this explosive growth market. The Company's engineering group has created a powerful direct interface with the PCI-bus. The Company's DASHE provide high transfer speeds and efficient access to the full capabilities of the PCI-bus.

     The Company intends to explore developing a second generation of the TotalAccess DCS-5000, a high performance Ethernet Digital remote access server. The DCS-5000 will be a digital communication server geared toward larger ISP's and enterprise type organizations. The DCS-5000 will be designed to meet the demands of many of the Company's current ISP customers and larger organizations. It will facilitate higher bandwidth with multiple T1/E1/PRI transmissions and offer "Hot Swappable" redundant power supplies. The higher end concentrator market is a several billion dollar market with projected annual growth rates of 30% or better. The unit will operate in a heterogeneous environment and terminate both digital and analog calls.

Sales and Marketing
-------------------

     To accommodate the evolving computer systems marketplace, the Company has established sales channels through distributors, VARs, ISPs, dealers, computer systems integrators, sophisticated end users, OEM's and major government agencies. These distribution channels make the Company's products available to the entire computer marketplace.

     On February 17, 2000, the Company announced that its full line of communications servers and multiport boards are now being distributed by Ingram Micro, Inc., the world's largest wholesale provider of technology products and services. Ingram Micro sells to more than 140,000 resellers in 130 countries.

     Customers for the Company's products are located throughout the world. During the Company's 2000 and 1999 fiscal years, approximately 85% and 82% of the Company's revenues were generated in the United States, respectively.

     Product testing and customer service are on-going programs for the Company. Through its product testing staff, the Company offers product specification programs, compatibility testing with computers and other peripherals, operating systems and applications software, beta testing and competitive product testing. Through its customer service staff, the Company continues to build its programs which responds to customer needs with accurate solutions in a timely manner. The customer may receive updates or revisions of operating system device drivers from this department or may obtain them from the Company's INTERNET ftp site.

     The Company intends to continue to develop sophisticated server-based communication equipment with more software functionality, such as the IntelliServer (i.e. intelligent server) and the DCS-5000 concentrator. This more sophisticated equipment will require a greater level of support. The Company intends to market support services to meet this need.

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

     The Company believes its share of this market is currently less than 10%. More than 20 other companies are manufacturing and selling products which compete with the products sold by the Company in the multi-user segment of the microcomputer industry, and approximately 25 additional companies have the capacity to offer competitive products. Digi International, Perle, Specialix and Chase Research Limited (both divisions of Perle System, Ltd.), and Equinox frequently compete with the Company for the same customers in the United States market. In the European market, Digi International, Perle, Specialix, Chase Research Limited, Cisco and Livingston are the Company's principal competitors.

     The Company's competition comes from (i) other manufacturers of remote access and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers and (iii) LAN device manufacturers. The products manufactured by the Company and by each of its competitors vary in capability, function and performance. Trends in new microcomputer technology, especially with regard to a process known as memory caching, a relatively inexpensive method of faster access to greater amounts of internal computer memory, thus maximizing overall performance, have rendered many of the Company's (as well as its competitors') older products incompatible with certain configurations of new computers coming into the market. In response to the changing technology, the Company implemented a design and production program addressing full compatibility with this new technology, resulting in the production of its "I/O-mapped" architecture, ValuePort, IntelliPort II, IntelliPort II Expandable, and Intelliport Plus products. In response to the current trend of telecommuting and having remote access to a corporate network, the Company implemented the IntelliServer product line. The latest addition to its line, the RAS2000 version, meets and exceeds the requirements for the latest remote access technology with serial port bit rates up to 921.6 kbps on each of its 64 lines.

     The Company expects its competitors to continue to improve the design and performance of their products. As is typical with the Company's competitors, the Company does not hold any patents on its products and relies principally on its ability to innovate to remain competitive. The Company has also embarked on an aggressive program to lower the cost of its products and prevent unauthorized duplication by creating and integrating new application-specific integrated circuit ("ASIC") high-density chips for use in current and future products. Although the Company believes that it offers products with price and performance characteristics competitive with, and in certain instances, superior to, those offered by its competitors, there can be no assurance the Company will be able to develop enhanced products or new technology to maintain its competitive position or have sufficient financial resources to do so.

Export Sales
------------

     The Company's sales from customers located outside the United States, primarily in Europe, Central and South America approximated 15% and 18% of net revenues for the 2000 and 1999 fiscal years, respectively. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers
---------------------

     The Company had three customers whose purchases exceeded 10% of product sales in fiscal 2000. These customers are Lowes Companies/Maxnet Systems ($3,201,000 or 29%), Tech Data ($1,464,000 or 13%) and Wal-Mart ($1,107,000 or
10%). In fiscal 1999, purchases by Lowes Companies/Maxnet Systems were $1,496,000 or 15% of product sales, by Tech Data were $1,337,000 or 12% of product sales, and by Wal-Mart were $1,582,000 or 16% of product sales.

Product Development
-------------------

     During fiscal years 2000 and 1999, the Company's product development expenditures were $1,749,000 and $1,947,000, respectively. In addition, for fiscal years 2000 and 1999, the Company capitalized $175,000 and $198,000 of software development costs.

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

Employees
---------

     At March 31, 2000, the Company had 51 full-time employees. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Backlog
-------

     The Company's customers typically place orders for delivery within a short period of time. Therefore, the Company does not believe that its backlog is a good indicator of future sales. Typically, sufficient inventory of finished products is held by the Company or its distributors to allow shipments to customers to occur within one week of the receipt of the order.

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

Item 3.   Legal Proceedings.
-------   ------------------

     On April 3, 2000, the Company and the Securities and Exchange Commission (the "Commission") settled the matters contained in a complaint filed by the Commission on September 28, 1999 in the United States District Court for the Northern District of Georgia against the Company and five former officers of the Company. The complaint contained allegations regarding efforts by former senior management employees to overstate the Company's income from October 1993 through October 1997.

     Pursuant to the settlement agreement, without admitting or denying any of the Commission's allegations, the Company consented to the entry of a Final Judgment of Permanent Injunction (the "Final Judgment"). The Final Judgment enjoins the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder and Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rule 13b2-1 thereunder. The Final Judgment was entered on April 6, 2000. The consent to the Final Judgment and the entry of the Final Judgment resolve the Commission's complaint against the Company in regard to this matter.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     During the 4th Quarter of the 2000 fiscal year, no matter was submitted to a vote of the Company's security holders by means of the solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------

          (a)  Market Information.
               -------------------

     The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc. (the "NASD") prior to December 3, 1998 and the OTC Bulletin Board since December 3, 1998.

                           Year Ended March 31, 2000    Year Ended April 2, 1999
                           -------------------------    ------------------------

                                High          Low           High          Low
                                ----         ----           ----         ----
1st Quarter                  $  2.75      $  1.44        $  8.13      $  4.25
2nd Quarter                     1.94         1.19           4.88         4.00
3rd Quarter                     4.25         1.00           3.63         2.00
4th Quarter                     7.00         2.09           3.25         1.50

As of June 28, 2000, the closing price for the Company's common stock was $4.63 per share.

          (b)  Holders.
               --------

     As of March 31, 2000, the Company had approximately 1,000 holders of record of the 9,977,214 shares of Common Stock then outstanding.

          (c)  Dividends.
               ----------

     The Company has never declared or paid dividends on its Common Stock.

Item 6.   Management's Discussion and Analysis of Operations.
-------   ---------------------------------------------------

Results of Operations
---------------------

     During fiscal 2000, the Company incurred a net loss of $1,251,000 on revenues of $11,198,000 compared to a net loss in fiscal 1999 of $4,086,000 on revenues of $10,181,000. The operating results during fiscal 2000 were favorably affected by increased gross margins and sales volume. The Company also had decreased selling, general and administrative expenses and product development costs. The sales increases are attributable to the Company's continued focus on distribution channels and to project-related business from two large customers. The decrease in selling, general and administrative expenses is attributable to decreases in compensation costs due to staff reductions, reduction in legal costs due to settlement of litigation in the prior fiscal year, and the successful implementation of other cost reduction efforts. The decrease in product development costs is attributable to decreases in costs of third party engineering services. The Company also sustained a $700,000 writedown of advances in the 1999 fiscal year. These matters are discussed more fully below.

     The Company has completed the transition of its sales focus toward the higher growth opportunities in the Internet and Intranet marketplace and, as a result, was able to secure a number of significant orders directly from domestic distributors and major corporations. As a result, net sales to domestic distributors increased by $321,000, or 17%, and net sales to major customers increased $1,082,000, or 30%. Additionally, the Company had increased sales to OEM customers during fiscal year 2000 of $234,000, or 24%. These increases were partially offset by a decrease of $700,000, or 36%, in net sales directly to customers and VARs. Management will continue to focus on the distribution channel but believes that sales to major accounts and OEMs will continue to be a significant part of the Company's sales mix.

     Cost of products sold totaled $7,070,000, or 63% of product sales (37% gross margin), for fiscal 2000 compared to $6,940,000, or 68% of product sales (32% gross margin), for fiscal 1999. This increase in margin is attributable to pricing improvements, lower component costs, and a change in product mix.

     Selling, general and administrative expenses for fiscal 2000 totaled $3,434,000 compared to $4,648,000 for fiscal 1999, a decrease of $1,214,000, or
26%, from the prior fiscal year. This decrease is primarily attributable to a $492,000 decrease in legal expenses due to the settlement of pending litigation in the 1999 fiscal year, a $124,000 decrease in compensation costs, and a $61,000 decrease in bad debt expenses.

     Product development costs charged to expense for fiscal 2000 totaled $1,749,000, or 16% of product sales, compared to $1,947,000, or 19% of product sales, for fiscal 1999. This fiscal 2000 decrease of $198,000, or 10%, is primarily attributed to a $401,000 decrease in costs of third party engineering services which is partially offset by an increase of $75,000 in compensation costs, and a $70,000 increase in prototype development and testing.

     During fiscal 1999, the Company, in conjunction with a contemplated (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Pennsylvania Merchant Group, ("PMG"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 note receivable due on demand no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company recorded a capital contribution of $250,000 upon collection of the note receivable.

Liquidity and Capital Resources
-------------------------------

     During fiscal years 2000 and 1999, the Company has suffered net losses of $1.25 million and $4.1 million, respectively, and has suffered operating cash deficiencies of $675,000 and $1,521,000, respectively. The Company has net working capital of $155,000 for fiscal 2000 and a deficiency of $614,000 for fiscal 1999. As discussed below, the Company has obtained cash flows during these periods from reductions of accounts receivable and from financing activities. In fiscal 1999, the Company obtained cash flows from the reduction of inventories.

     Approximately 75% of the net loss for fiscal 2000 occurred in the fourth quarter. Shipments were adversely impacted by the delay in new system installations during late 1999 due to year 2000 concerns. This slowdown, that was industry-wide, carried over into early 2000. During February 2000, the Company added Ingram Micro, Inc. as a distributor. Ingram Micro sells to more than 140,000 resellers in 130 countries and will add significantly to the Company's distribution strategy and coverage.

     See "Outlook for Fiscal Year 2001" below for a description of financing obtained during June 2000.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

     In order to meet the Company's liquidity needs arising from the operating losses, the Company raised $1,142,000 of equity capital during fiscal 2000 by offering for sale, to accredited investors, shares of the Company's common stock. In addition, funds were provided from a reduction of accounts receivable and the exercise of common stock options and warrants.

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. At March 31, 2000, the Company had $993,000 in outstanding borrowings leaving $152,000 available under the line. In October 1999 the Line was reduced to $1,400,000. The Line is collateralized primarily by the Company's accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of March 31, 2000, the Company was in compliance with these covenants. The Line expires in November 2000.

     Cash used in operating activities amounted to $675,000 during fiscal 2000 compared to $1,521,000 during fiscal 1999. A portion of the cash consumed by operating losses in fiscal 2000 was offset by cash provided from a decrease in accounts receivable.

     Cash used in investing activities amounted to $468,000 during fiscal 2000 compared to $387,000 for fiscal 1999. The increase in net cash outflow in fiscal 2000 compared to fiscal 1999 resulted primarily from an increase in capital expenditures of $101,000.

     Cash provided by financing activities amounted to $1,322,000 during fiscal 2000 compared to $1,780,000 during fiscal 1999. The Company had a decrease in net borrowings of $56,000 against its line of credit. The Company raised $1,143,000 through private placements and $368,000 through the exercise of common stock options and warrants. The Company repaid $188,000 in debt during the 2000 fiscal year.

     Working capital amounted to $155,000 at March 31, 2000 compared to a deficit of $614,000 at April 2, 1999, an increase of $769,000. The ratio of current assets to current liabilities at March 31, 2000 was 1.04 to 1.00 compared to 0.87 to 1.00 at April 2, 1999. The increase in working capital was attributable primarily to the settlement of $691,000 of accounts payable through the issuance of common stock.

     The Company's primary cash commitments in fiscal 2001 include payments under non-cancelable operating leases ($285,000), notes payable and current maturities of long-term debt ($1,737,000) and investments in product development ($1,749,000 in fiscal 2000). With respect to notes payable and current maturities of long-term debt, $590,000 of the $1,737,000 is due to related parties, the payment terms of which the Company believes can be extended as needed.

Outlook for Fiscal Year 2001
----------------------------

     On June 28, 2000, the Company completed a $6,005,000 private financing for net proceeds of $6,500,000 consisting of $2,325,000 in debt and $3,680,000 in equity. Proceeds of $4,000,000 were used to pay a portion of the consideration in the Company's acquisition, via merger, of Multi-User. The Company believes it has sufficient capital resources to support its operations at least through the conclusion of its 2001 fiscal year.

     The Company will continue to introduce new products during fiscal 2001. While the beginning of fiscal 2001 will continue to be impacted by the industry-wide slowdown due partially to the delay in project startups following the year 2000 changeover, the Company is optimistic that revenue will increase as fiscal 2001 progresses. These increases will be driven by the introduction of new products and new applications developed and brought to market over the last six months.

The Multi-User Acquisition
--------------------------

     As futher described in Item 1, Description of Business, on June 28, 2000, the Company acquired 100% of the stock of Multi-User, a Georgia based support and integration company for $8 million consisting of $4 million in cash and 800,000 shares of the Company's $.01 par value common stock. The Company could pay additional consideration of up to $1.5 million through June 2003 depending upon Multi-User's satisfaction of specified performance objectives.

     Founded in 1991, Multi-User is a privately held company located in Norcross, Georgia, a suburb of Atlanta. Multi-User is a leading technology support and integration company specializing in providing operating system support, systems integration and on-site hardware maintenance for turnkey system providers (i. e., software developers with a specialized application for a vertical market) in the United States and Canada. Multi-User's menu of services and products enable the turnkey software vendor to provide a complete business solution to its end user. This solution not only provides the software to run the business, but all the necessary hardware and support to ensure the customer is utilizing the software to its potential. This solution enhances the customer satisfaction for the turnkey software vendor and provides increased profits on hardware and maintenance contracts that it sells to its end-user customer base. In addition, turnkey software vendors are able to provide this superior customer service without investment or infringement on their software development business. Multi-User, in concert with the software vendor's staff, provides the hardware, maintenance and operating system support to provide the software vendor's customer a one-stop approach to their software and hardware requirements. By selling through the turnkey software provider, Multi-User is able to leverage the sales forces of the turnkey software provider to market its products and services. In addition, Multi-User benefits from an administrative perspective, as the software provider collects accounts receivable from the end-user.

     Multi-User provides support and integration services to approximately 40 major software vendors with customers at over 10,000 locations. Multi-User utilizes its own 24x7 (twenty-four hours per day, seven days a week) help desk to handle and track all service calls. Multi-User dispatches field engineers as needed from one of its nationwide service partners, including IBM(R) and NCR(R), to provide on-site assistance. Multi-User's standard support is next day service, but Multi-User also offers same day and 24x7 contracts. Multi-User provides support on a variety of multi-user operating platforms including SCO(R) UNIX(R), Linux(R), Windows(R) NT, Novell(R) and other Open Systems.

     Multi-User has a long-standing relationship with Santa Cruz Operation ("SCO"). SCO has about 70% of the UNIX marketplace on Intel platforms. Multi-User was the first Authorized Support Center ("ASC") for SCO in North America.

     On March 1, 1999, Caldera Systems, Inc. ("Caldera(R)"), one of the nation's leading distributors of Linux, selected Multi-User as its first ASC. In addition, Multi-User has operational responsibilities for Caldera's internal help desk and telemarketing sales for support contracts. Multi-User also has a support contract with TurboLinux. Linux has been receiving attention due to its strong growth over the past two years as a server operating system.

     Multi-User is a Microsoft Certified Solution Provider and authorized on IBM, Compaq(R) and Hewlett Packard(R) systems and well as integrating its own white-box custom configured servers for its customers.

     Over 5,000  turnkey  software  vendors  have been  identified  as potential customers for Multi-User's services and products. At present, Multi-User generates revenues from approximately 40 customers. Significant revenue increases are possible by penetrating only 1% to 2% of the potential market.

     Gross margins of Multi-User on services are typically 40% to 45% and average 18% on hardware, resulting in combined gross margins in the 28% to 35% range. Multi-User has been able to sustain margins in these ranges because 1) the products and services it provides represent a small percentage of the total solution expense for the end user, 2) the systems it services are mission critical and preventing downtime is a priority, and 3) a lack of competition that can provide the full range of services that Multi-User offers.

     Multi-User has invested substantial financial resources in an automated management information system for tracking its business. This information system enhances the ability to quickly respond to customer service requirements, manage service call flow and escalations, and to manage parts inventory. By developing its own service call program, Multi-User is able to continue to customize to meet a changing service environment and service levels required as the business expands. The system accumulates costs by customers or by specific products supported, and greatly assists productivity and quality control.

     Multi-User diagnoses problems by help desk before sending the field engineer on-site. The help desk is used to determine issues and select parts to ship to the site. With this system in place, the field engineer arrives on-site with parts to fix the problem on the first attempt. Senior-level help desk engineers are used to diagnose and resolve issues quickly. The use of senior-level qualified engineers eliminates unnecessary dispatches of field engineers thereby saving both Multi-User and its customers' time and money. Since Multi-User contracts field labor with a variety of national service companies, the expense is variable and incurred only if required.

     Management of the Company believes that the acquisition of Multi-User will provide numerous benefits to the Company including, but not limited to:

          1) Providing the opportunity to obtain more revenue from the existing customer base by enhancing and expanding the products and services offered by the Company.

          2) Allowing VAR's and system integrators who purchase the Company's connectivity products to be able to offer their customers a more complete solution, including 24 hour a day / 7 day a week operating system support and hardware maintenance throughout the United States and Canada.

          3) Allowing the Company to double its revenues, resulting in the ability to allocate certain fixed and variable costs over a larger revenue base.

          4) Providing support services to the rapidly growing number of businesses utilizing the Linux operating system.

          5) Obtaining more specific feedback on the needs of small to medium size businesses through its customer service personnel.


Capital Expenditures
--------------------

     The Company does not plan any major capital expenditures in the foreseeable future.

Impact of Inflation
-------------------

     Management believes that inflation has not had a material effect on the Company's operations.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting For Derivative Instruments And Hedging Activities" . This statement (as amended by SFAS 137 and 138) is effective April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS 133 on April 1, 2001. Management has not determined how SFAS 133 will impact the Company's results of operations or financial position.

     In  March  2000,  the  FASB  issued  Accounting   Interpretation   No.  44,
"Accounting for Certain Transactions involving Stock Compensation". The interpretation clarified Accounting Principal Board ("APB") Opinion No. 25 and established accounting and reporting standards for the issuance of certain stock options and warrants on or after December 15, 1998. Implementation of this interpretation will not affect the Company's financial position. The Company will adopt this interpretation during fiscal 2001 and is currently unable to determine its impact on the Company's results of operations or financial position.

Securities Litigation Reform Act
--------------------------------

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements that involve risks and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the Commission, including the Company's ability to maintain adequate working capital.

Item 7.   Consolidated Financial Statements.
-------   ----------------------------------

     The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Part III, Item 13(a), of this Form 10-KSB Annual Report.

Item 8.   Changes  in and  Disagreements  With  Accountants  On  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     On April 5, 2000, the Company filed Form 8-K announcing that on March 30, 2000 the Company dismissed BDO Seidman, LLP, as its independent accountants and retained Deliotte and Touche, LLP. There were no disagreements between the Company and its accountants.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.
------    ---------------------------------------------------

     The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about August 16, 2000.

Item 10.  Executive Compensation.
-------   -----------------------

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about August 16, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     Same as Item 10. above.

Item 12.  Certain Relationships and Related Transactions.
-------   -----------------------------------------------

     Same as Item 10. above.

Item 13.  Exhibits and Reports On Form 8-K
-------   ---------------------------------

(a)  The following  documents are filed as part of this Form 10-KSB Report:

                                                                            Page
                                                                            ----
          (1)  Consolidated Financial Statements:

               Report of Independent Auditors as of and for the
               year ended March 31, 2000                                      19

               Report of Independent Certified Public Accountants
               as of and for the year ended April 2, 1999                     20

               Consolidated Balance Sheets as of March 31, 2000
               and April 2, 1999                                              21

               Consolidated Statements of Operations for the years
               ended March 31, 2000 and April 2, 1999                         22

               Consolidated Statements of Cash Flows for the years
               ended March 31, 2000 and April 2, 1999                         23

               Consolidated Statements of Stockholders' Equity for
               the years ended March 31, 2000 and April 2, 1999               24

               Notes to Consolidated Financial Statements                     25

          (2)  Consolidated Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts                36

     All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or related notes thereto.

(b)  Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1(i) Certificate of Amendment of Registrant's Certificate of Incorporation and amendments thereto (Incorporated by reference to Exhibit 3.1(i) to the Registrant's Report on Form 10-QSB for the period ended January 2, 1998)

3.1(ii)        By-laws of Registrant, as amended

10.71          Registrant's   Amended  and  Restated   Equity   Incentive   Plan
               (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed April 1, 1999)

10.85 Employment Agreement dated as of July 31, 1998 between the Registrant and Perry J. Pickerign (Incorporated by reference to
               Exhibit 10.85 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.86 Lease dated March 28, 1997 between McDonald Development and the Registrant for certain premises located at 1060 Windward Ridge Parkway, Alpharetta, Georgia (Incorporated by reference to
               Exhibit 10.86 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.87          1997 Equity Incentive Plan  (Incorporated by reference to Exhibit
               10.87 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.88 The Registrant's 1998 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 filed April 1, 1999)

10.89 Employment Agreement dated as of February 1, 1999 between the Registrant and Keith H. Daniel (Incorporated by reference to
               Exhibit 10.89 to the Registrant's Annual Report on Form 10-KSB for the year ended April 2, 1999)

10.90          Amendment to the  Registrant's  line of credit  dated  October 1,
               1999

10.91 April 17, 2000 press release issued by Computone Corporation announcing the proposed acquisition of Multi-User, Ltd.

21             Subsidiaries of Registrant

23.1 Consent of Independent Auditors with respect to the Registrant's Stock Option Plan

23.2 Consent of Independent Certified Public Accountants with respect to the Registrant's Stock Option Plan

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMPUTONE CORPORATION


                        BY   /s/ Perry J. Pickerign
                             President and Chief Executive Officer
                             (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signatures                       Capacity                          Date
  ----------                       --------                          ----

/s/  John D. Freitag             Chairman of the Board             June 30, 2000
-----------------------
John D. Freitag

/s/  Keith H. Daniel             Chief Financial Officer           June 30, 2000
-----------------------          (principal financial and
Keith H. Daniel                  accounting officer)

/s/  Richard A. Hansen           Director                          June 30, 2000
-----------------------
Richard A. Hansen

/s/ Perry J. Pickerign           Director                          June 30, 2000
-----------------------
Perry J. Pickerign

/s/ Erik Monninkhof              Director                          June 30, 2000
-----------------------
Erik Monninkhof

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Computone Corporation
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Computone Corporation and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 13. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statement and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computone Corporation and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Atlanta, Georgia
June 30, 2000

Report of Independent Certified Public Accountants

Board of Directors
Computone Corporation

We have audited the accompanying consolidated balance sheet of Computone Corporation and Subsidiaries (the Company) as of April 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the accompanying schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computone
Corporation and Subsidiaries at April 2, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the 1999 financial statements, the Company has suffered recurring losses and operating cash deficiencies and has a working capital deficit and minimal stockholders' equity. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO SEIDMAN, LLP

Atlanta, Georgia
June 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                Year Ended
                                                -----------------------------------------
                                                March 31, 2000              April 2, 1999
                                                --------------              -------------
ASSETS
Current assets:
     Cash and cash equivalents                  $          197              $          18
     Receivables, net of allowance for
          doubtful accounts of $265 at
          March 31, 2000 and $489
          at April 2, 1999                               1,389                      1,913
     Inventories, net                                    2,421                      2,197
     Prepaid expenses and other                             95                         63
                                                --------------              -------------
Total current assets                                     4,102                      4,191

Property and equipment, net                                654                        591

Intangible assets, net                                     388                        438

Other                                                       52                         38
                                                --------------              -------------
Total assets                                    $        5,196              $       5,258
                                                ==============              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                    $        1,042              $       2,143
     Accrued liabilities:
          Deferred gross profit                            358                        229
          Interest                                         255                        194
          Other                                            555                        468
     Line of credit                                        993                      1,049
     Notes payable to stockholders                         590                        590
     Current maturities of long-term debt                  154                        132
                                                --------------              -------------
Total current liabilities                                3,947                      4,805

Long-term debt, less current maturities                    193                        347
                                                --------------              -------------
Total liabilities                                        4,140                      5,152
                                                --------------              -------------
Commitments and Contingencies (See note 4)

Stockholders' equity:
     Common stock, $.01 par value;
          25,000,000 shares authorized;
          9,977,214 and 8,321,674 shares
          issued and outstanding,
          respectively                                     100                         83
     Additional paid-in capital                         49,553                     47,369
     Accumulated deficit                               (48,597)                   (47,346)
                                                --------------              -------------
Total stockholders' equity                               1,056                        106
                                                --------------              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        5,196              $       5,258
                                                ==============              =============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                Year Ended
                                                -----------------------------------------
                                                March 31, 2000              April 2, 1999
                                                --------------             -------------
Revenues:
     Product sales                              $       11,198              $      10,181
                                                --------------             -------------
Expenses:
     Cost of products sold                               7,070                      6,940
     Selling, general and administrative                 3,434                      4,648
     Product development                                 1,749                      1,947
                                                --------------              -------------
                                                        12,253                     13,535
                                                --------------              -------------
Operating loss                                          (1,055)                    (3,354)
Other  income (expense):
     Other income (expense)                                (11)                       114
     Writedown of advance                                  - -                       (700)
     Interest expense - affiliates                         (76)                       (44)
     Interest expense - other                             (109)                      (102)
                                                --------------              -------------
Loss before income taxes                                (1,251)                    (4,086)
Provision for income taxes                                 - -                        - -
                                                --------------              -------------

Net loss                                        $       (1,251)             $      (4,086)
                                                ==============              =============

Loss per common share - basic and diluted       $        (0.14)             $       (0.52)
                                                ==============              =============

Weighted average shares outstanding
     - basic and diluted                                 8,787                      7,798
                                                ==============              =============

        See accompanying notes to the consolidated financial statements.

                     PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                Year Ended
                                                -----------------------------------------
                                                March 31, 2000              April 2, 1999
                                                --------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $       (1,251)             $      (4,086)
     Adjustments to reconcile net loss
            to net cash used in operations:
          Settlement of accounts payables
            in exchange for common stock                    --                        (14)
          Writeoff of advance                               --                        700
          Depreciation and amortization                    441                        447
          Provision for uncollectible
            accounts receivable                             79                        140
          Provision for inventory reserve                  239                        243
          Changes in current assets and
            current liabilities:
            Receivables                                    445                        487
            Inventories                                   (463)                     1,312
            Prepaid expenses and other                     (32)                        39
            Accounts payable and accrued
            liabilities                                   (133)                      (789)
                                                --------------              -------------

Net cash used in operations                               (675)                    (1,521)
                                                --------------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in other assets                              (14)                       (11)
     Capitalization of software costs                     (175)                      (198)
     Capital expenditures                                 (279)                      (178)
                                                --------------              -------------
Net cash used in investing activities                     (468)                      (387)
                                                --------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from affiliates                             --                        545
     Repayment of debt - net                              (132)                      (188)
     Net repayments under lines of credit                  (56)                      (203)
     Exercise of common stock options
       and warrants                                        368                         44
     Issuance of common stock                            1,142                      1,582
                                                --------------              -------------

Net cash provided by financing activities                1,322                      1,780
                                                --------------              -------------
Net increase (decrease) in cash and
  cash equivalents                                         179                       (128)
Cash and cash equivalents, beginning
  of year                                                   18                        146
                                                --------------              -------------
Cash and cash equivalents, end of year          $          197              $          18
                                                ==============              =============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash paid during the year for:
          Interest                              $          109              $         102

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 ACTIVITIES:
          Common stock issued in
            settlement of accounts payables     $          691              $          14
          Stock issued in settlement
            of litigation                                   --                        240
          Conversion of debt to equity                      --                        450

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                               Common Stock
                                                         ------------------------    Additional   Accumulated    Stockholders'
                                                           Shares        Amount   Paid-In Capital   Deficit         Equity
                                                         ----------    ----------    ----------    ----------     ----------

Balance, April 3, 1998                                    7,382,622    $       74    $   45,062    $  (43,260)    $    1,876

   Exercise of common stock options                          38,655            --            44            --             44
   Conversion of debt to equity                                  --            --           450            --            450
   Issuance of common stock for litigation settlement       119,880             1           248            --            249
   Issuance of common stock for cash                        780,517             8         1,565            --          1,573
   Net loss                                                      --            --            --        (4,086)        (4,086)
                                                         ----------    ----------    ----------    ----------     ----------

Balance, April 2, 1999                                    8,321,674    $       83    $   47,369    $  (47,346)    $      106

   Exercise of common stock options                         267,206             3           365            --            368
   Issuance of common stock for payable settlement          325,000             3           688            --            691
   Issuance of common stock for cash                      1,063,334            11         1,131            --          1,142
   Net loss                                                      --            --            --        (1,251)        (1,251)
                                                         ----------    ----------    ----------    ----------     ----------

Balance, March 31, 2000                                   9,977,214    $      100    $   49,553    $  (48,597)    $    1,056
                                                         ==========    ==========    ==========    ==========     ==========

          See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     The Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations which represent one business segment. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value-added resellers and original equipment manufacturers.

PRINCIPLES OF CONSOLIDATION

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly-owned   subsidiaries.   All  intercompany  balances  have  been
eliminated in consolidation.

FISCAL YEAR END

     For fiscal 2000, the Company changed its fiscal year end to March 31. Previously, the Company's fiscal year ended on the first Friday in April.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Product sales are generally recognized, net of an allowance for estimated sales returns and allowances, when the related products are shipped. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. Beginning with the fourth quarter of fiscal 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue and cost of products sold on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user.

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

     Inventories are net of a reserve for obsolete, excess and non-salable items of $333,000 and $908,000 at March 31, 2000 and April 2, 1999, respectively.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

     Equipment                                          3 to 4 years
     Furniture and fixtures                                5 years
     Leasehold improvements                  shorter of asset life or lease term

     Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization charged to operations for fiscal 2000 and 1999 amounted to $216,000 and $181,000, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software development costs are capitalized upon establishing the respective technological feasibility of a product and are amortized on a product-by-product basis beginning on the date the particular product is available for general release to customers based on the estimated revenues to be realized from the related products or on a straight-line basis over the estimated product life of 4 years. The amortization of such costs is included in the Company's cost of products sold.

     Amortization expense during fiscal 2000 and 1999 was $225,000 and $266,000,
respectively;   software  development  costs  totaling  $175,000  and  $198,000, respectively, were capitalized during such years.

IMPAIRMENT

     Long-lived assets and certain intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the assets. Assets held for sale are carried at the lower of carrying amount or fair value , less estimated costs to sell such assets. The Company discontinues depreciating or amortizing assets held for sale at the time the decision to sell the assets is made.

PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed when incurred. Product development costs amounted to $1,749,000 and $1,947,000 during fiscal 2000 and 1999, respectively.

INCOME TAXES

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potention dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. There were 525,655 and 639,402 options and warrants that were deemed to be dilutive at fiscal year end 2000 and 1999, respectively. For purposes of computing diluted EPS, the company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, accounts receivable and short term borrowings approximate their carrying value due to their short term maturities. The fair value of long-term debt approximates its carrying value based on current rates offered to the Company for similar debt.

ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the statement of operations as a component of selling, general and administrative expenses. During fiscal 2000 and 1999, the Company incurred advertising expenses of $120,000 and $126,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting For Derivative Instruments And Hedging Activities" . This statement (as amended by SFAS 137 and 138) is effective April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS 133 on April 1, 2001. Management has not determined how SFAS 133 will impact the Company's results of operations or financial position.

     In March 2000, FASB issued Accounting Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". The interpretation clarified Accounting Principal Board ("APB") Opinion No. 25 and established accounting and reporting standards for the issuance of certain stock options and warrants issued on or after December 15, 1998. Implementation of this interpretation will not affect the Company's financial position.

RECLASSIFICATION

     Certain amounts have been reclassified in the prior year's consolidated financial statements to conform to the current year.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

2.   OTHER BALANCE SHEET INFORMATION

     Other balance sheet information at March 31, 2000 and April 2, 1999 consists of the following (in thousands):

                                                        MARCH 31,      APRIL 2,
                                                          2000           1999
                                                       ----------     ----------
Inventories:
   Finished goods                                      $      597     $      165
   Work in process                                            206            877
   Raw materials                                            1,618          1,155
                                                       ----------     ----------
                                                       $    2,421     $    2,197
                                                       ==========     ==========
Property and equipment:
   Equipment                                           $    2,997     $    3,533
   Furniture and fixtures                                     495            488
   Leasehold improvements                                     229            229
                                                       ----------     ----------
                                                            3,721          4,250
Less accumulated depreciation
   and amortization                                         3,067          3,659
                                                       ----------     ----------
                                                       $      654     $      591
                                                       ==========     ==========
Intangible assets:
   Software costs                                      $      884     $    2,741
Less accumulated amortization                                 496          2,303
                                                       ----------     ----------
                                                       $      388     $      438
                                                       ==========     ==========

3.   LONG-TERM DEBT AND LINE OF CREDIT

(a) Long-term debt at March 31, 2000 and April 2, 1999 consists of the following (in thousands):

                                                                       MARCH 31,     APRIL 2,
                                                                         2000          1999
                                                                      ----------    ----------
10% note payable to a major stockholder due June 2000                 $      300    $      300

10% note payable to a major stockholder due June 2000                         25            25

10% note payable to a stockholder due June 2000                              100           100

7% note payable to a major stockholder due on demand                         145           145

7% notes payable to two major stockholders, $10,000 due June 2000,
   $10,000 due on demand                                                      20            20

Non-interest bearing note payable, net of discount, in monthly
   installments through October 2001 (see note 4)                            347           479
                                                                      ----------    ----------
                                                                             937         1,069
Less current maturities                                                      744           722
                                                                      ----------    ----------
                                                                      $      193    $      347
                                                                      ==========    ==========

The non-interest bearing note was discounted using an interest rate of 9.75%. This discount is amortized over the life of the loan and has been recorded as interest expense in the accompanying financial statements. The interest expense is amortized over the life of the loan.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

3.   LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

Future maturities of long-term debt at March 31, 2000 are as follows (in thousands):

     2001                                       $   744
     2002                                           193
     2003                                            --
     2004                                            --
     Thereafter                                      --
                                                -------
                                                $   937
                                                =======

     (b) On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. At March 31, 2000, the Company had $993,000 in outstanding borrowings leaving $152,000 available under the line. In October 1999 the Line was reduced to $1,400,000. The Line is collateralized primarily by the Company's accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of March 31, 2000, the Company was in compliance with these covenants. The Line expires in November 2000.

4.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under non-cancelable long-term operating lease agreements expiring at various dates through October 2007. Future minimum lease payments under these lease agreements at March 31, 2000 is as follows (in thousands):

     2001                                       $   285
     2002                                           223
     2003                                           212
     2004                                           183
     Thereafter                                     700
                                                -------
                                                $ 1,603
                                                =======

     Rent   expense  was  $362,000  and  $386,000  for  fiscal  2000  and  1999, respectively.

     On April 3, 2000, the Company and the Securities and Exchange Commission (the "Commission") settled the matters contained in a complaint filed by the Commission on September 28, 1999 in the United States District Court for the Northern District of Georgia against the Company and five former officers of the Company. The complaint contained allegations regarding efforts by former senior management employees to overstate the Company's income from October 1993 through October 1997.

     Pursuant to the settlement agreement, without admitting or denying any of the Commission's allegations, the Company consented to the entry of a Final Judgment of Permanent Injunction (the "Final Judgment"). The Final Judgment enjoins the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder and Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rule 13b2-1 thereunder. The Final Judgment was entered on April 6, 2000. The consent to the Final Judgment and the entry of the Final Judgment resolve the Commission's complaint against the Company in regard to this matter.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On July 13, 1998, the Company was served with a Complaint filed in the U.S. District Court for the Central District of California by Marshall Industries ("Marshall"). Marshall sought approximately $1.02 million from the Company alleging breach of contract in connection with manufacture of certain supplies for the Company. Of the total damages sought, approximately $368,000 relates to product shipped to the Company and the remaining damages allegedly arose from the Company's failure to order further product from Marshall. In March 1999, the Company reached an agreement with Marshall to settle this matter. This agreement called for the Company to issue 69,880 shares of its common stock and sign a non-interest bearing promissory note in the amount of $579,000. In return, the Company received $386,000 of inventory and settled accounts payable referenced above in the amount of $368,000. This settlement did not have an adverse effect on the Company's financial condition.

     On or about June 3, 1998, the Company was served with a Complaint in the Bankruptcy Court of the Central District of California arising out of the bankruptcy of Capella Worldwide Networking, Inc. ("Capella"). The debtor in possession has asserted a preference action pursuant to Section 547 of the Bankruptcy Code based upon the return to the Company of approximately $1.3 million worth of goods that were sold to Capella pursuant to the non-cancelable, non-returnable purchase order. The suit also sought recovery for breach of contract relating to an alleged receivable owed by the Company of approximately $167,000. The Company disputed the value of the returned goods and defended itself against the preference action by alleging that it was fraudulently induced to provide product to Capella. In the alternative, the Company served a counterclaim alleging a breach of contract claim against Capella seeking approximately $2.7 million in damages for Capella's breach. The Company had also been advised by Comerica Bank of Comerica's alleging security interest in the product returned to the Company. In December 1998, the Company reached a settlement with Capella Worldwide and Comerica Bank in this matter. The settlement called for the Company to pay both parties an aggregate amount of $150,000. The Company had adequate amounts accrued to cover the cost of this settlement. In exchange, both parties released all claims against the Company.

     On June 30, 1997, Edward T. Lack, Jr., a former employee of the Company, filed a complaint alleging breach of his employment contract with the Company in the Superior Court of Fulton County, Georgia. Mr. Lack sought $189,000, plus interest costs and expenses of litigation, including attorney's fees. On March 15, 1999, the Company reached a settlement with Mr. Lack, Jr. in this matter. The settlement called for the Company to issue Mr. Lack 50,000 shares of its common stock. In exchange, Mr. Lack released all claims against the Company.

     On or about October 22, 1998, the Company was served with a complaint in the Superior Court of Fulton County, Georgia by The Software Group ("SGL"). SGL sought unpaid royalty fees and interest in the amount of $316,000. In May 1999, the Company entered into a Consent Judgment with SGL whereby all claims were settled for payment of $110,000, payable in eleven equal installments of $10,000, without interest.

     Other than the matters discussed above, the Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have an adversely material impact, individually or in the aggregate, on the Company's consolidated financial position and results of operations.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

5.   INCOME TAXES

     A reconciliation of the statutory federal income tax provision to the Company's provision for income taxes for fiscal 2000 and 1999 is as follows:

                                                   2000              1999
                                                ----------        ----------

Statutory tax rate                                     34%               34%
State tax rate, net of federal tax benefit              4                 4
Valuation allowance                                   (38)              (38)
                                                ----------        ----------
                                                       --%              --%
                                                ==========        ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The significant components of the Company's deferred tax liabilities and assets at March 31, 2000 and April 2, 1999 are as follows (in thousands):

                                                March 31,      April 2,
                                                  2000           1999
                                               ----------     ----------
Deferred tax liabilities:
  Software costs                               $      130     $      105
  Depreciation                                         --             28
                                               ----------     ----------
Total deferred tax liabilities                 $      130     $      133
                                               ==========     ==========

Deferred tax assets:
  Allowance for doubtful accounts              $       34     $       85
  Depreciation                                         11             --
  Inventory                                            86            345
  Other accrued expenses                              212            194
  Net operating loss carryforwards                 14,035         12,039
  General Business Credit                              46             --
  Valuation allowance                             (14,294)       (12,530)
                                               ----------     ----------
Total deferred tax assets                      $      130     $      133
                                               ==========     ==========

     During fiscal 2000 and 1999, the Company increased its valuation allowance by $1,764,000 and $1,154,000, respectively.

     At March 31, 2000 the Company has net operating and capital loss carryforwards totaling $35.0 million which expire at various dates through 2015, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

6.   STOCK OPTIONS AND WARRANTS

     The Company has non-qualified equity incentive plans, under which a committee of the Board of Directors is authorized to grant key employees, including officers and directors, options to purchase the Company's Common Stock at market value at the date of the grant. Options are exercisable at prices ranging from $1.13 to $6.00 per share, of which 99% of these options are exercisable at $2.75 per share or lower. The options have a variety of vesting periods and expire either five or ten years from the date of the grant. 750,000 shares of Common Stock have been reserved for issuance under these equity incentive plans.

     The following tables summarize activity on stock options and warrants for fiscal 2000 and 1999:

                                                STOCK OPTIONS                      WARRANTS
                                                -------------                      --------
                                         NUMBER OF     WEIGHTED AVERAGE    NUMBER OF     WEIGHTED AVERAGE
                                          SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                          ------        --------------      ------        --------------
Outstanding at April 3, 1998              436,878                           380,013

Granted                                   418,000            $ 1.65         360,000           $ 2.10
Exercised                                 (38,655)             1.13             - -               --
Forfeited or canceled                     (50,719)             2.54         (74,243)            2.08
                                         --------                          --------
Outstanding at April 2, 1999              765,504                           665,770

Granted                                   223,000            $ 2.03          25,000           $ 1.13
Exercised                                (259,206)             1.38          (8,000)            1.13
Forfeited or canceled                     (29,655)             1.85         (72,770)            4.55
                                         --------                          --------
Outstanding at March 31, 2000             699,643                           610,000
                                         ========                          ========

Of the 610,000 warrants outstanding, 410,000 are held by related parties.

Options and warrants exercisable at March 31, 2000 and April 2, 1999 are as follows:

                                                STOCK OPTIONS                      WARRANTS
                                                -------------                      --------
                                         NUMBER OF     WEIGHTED AVERAGE    NUMBER OF     WEIGHTED AVERAGE
                                          SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                          ------        --------------      ------        --------------
March 31, 2000                            286,477            $ 1.78         610,000           $ 2.02
April 2, 1999                             421,837              1.55         665,770             2.32

     The Company has 105,667 and 314,167 options available for future grant at March 31, 2000 and April 2, 1999, respectively.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

         The weighted average per share fair value of options and warrants granted during the fiscal years 2000 and 1999 are as follows:

                     OPTIONS                  WARRANTS
                     -------                  --------
Fiscal 2000           $ 3.90                   $ 4.80
Fiscal 1999             3.10                     2.01

     The weighted average remaining life of options and warrants outstanding at March 31, 2000 and April 2, 1999 was 5.3 years and 2.9 years, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share for fiscal 2000 and 1999 would have been changed to the pro forma amounts indicated below:

(in thousands, except per share data)                            2000             1999
                                                               --------         --------

Net loss applicable to common shareholders:   as reported      $ (1,251)        $ (4,086)
                                              pro forma          (1,713)          (5,054)

Loss per common share, basic and diluted:     as reported      $  (0.14)        $  (0.52)
                                              pro forma           (0.19)           (0.65)

     The fair value of stock options used to compute pro forma net income applicable to common shareholders and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2000 and 1999; Dividend yield was excluded from the computation for both years; expected volatility of 91.5% for fiscal 2000 and 86.4% for fiscal 1999; a risk free interest rate of 5.83% for fiscal 2000 and 5.61% for fiscal 1999 and an expected option life of 2.2 years for fiscal 2000 and 5.0 years for fiscal 1999.

7.   EQUITY TRANSACTIONS

FISCAL 2000
-----------

     During the second half of fiscal 2000, the Company issued 1,063,334 shares of its $.01 par value common stock, including 135,000 shares as payment of offering costs, for proceeds of $1,142,000 through a private placement. Additionally, in December 1999, the Company issued 325,000 shares of its common stock in settlement of $691,000 of accounts payables.

FISCAL 1999
-----------

     During fiscal 1999 the Company issued 542,421 shares of its $.01 par value common stock, for proceeds of $1,073,000 through a private placement. During the fourth quarter of fiscal 2000, the February 5, 1999, the Company issued 119,880 shares of its $.01 par value common stock valued at $248,254 in settlement of litigation (See Note 4). Also during the fourth quarter of fiscal 1999, the Company issued 238,096 shares of its $.01 par value common stock for proceeds of $500,000 to two major shareholders.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

7.   EQUITY TRANSACTIONS (CONTINUED)

CONVERTIBLE REDEEMABLE PREFERRED STOCK
--------------------------------------

     The Company has authorized the issuance up to 10 million shares of Convertible Redeemable Preferred Stock, .01 par value. At March 31, 2000 and April 2, 1999 there were no shares issued.

8.   OTHER RELATED PARTY TRANSACTIONS

     The Company incurred interest expense totaling $76,000 and $44,000 during fiscal 2000 and 1999, respectively, on obligations due to shareholders.

     During fiscal 1999, the Company, in conjunction with a contemplated (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Pennsylvania Merchant Group, ("PMG"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 note receivable due on demand no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company recorded a capital contribution of $250,000 upon collection of the note receivable.

9.   FOREIGN SALES

     The Company's revenues include approximately $1,638,000 and $1,745,000 from foreign customers (principally in Europe, South Africa and Central and South America) for fiscal 2000 and 1999, respectively.

10.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which subject the Company to credit risk, are primarily trade accounts receivable. The Company had three customers whose purchases represented 29%, 13% and 10% of product sales in fiscal 2000. Accounts receivable from such customers were $114,000, $128,000 and $80,000 at March 31, 2000. These same customers had purchases representing 15%, 12% and 16% of product sales in fiscal 1999. Accounts receivable from such customers were $189,000, $363,000 and $148,000 at April 2, 1999. Management believes the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions at the discretion of the Board of Directors. During fiscal 2000 and 1999 , the Company made no such contributions to the plan.

12.  SUBSEQUENT EVENTS

     On June 28, 2000, the Company acquired 100% of the stock of Multi-User Solutions ("Multi-User"), a Georgia based support and integration company for $8 million consisting of $4 million in cash and 800,000 shares of the Company's $.01 par value common stock. The Company could pay additional consideration of up to $1.5 million through June 2003 depending upon Multi-User's satisfaction of specified performance objectives.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

12.  SUBSEQUENT EVENTS (CONTINUED)

     On June 28, 2000, the Company issued 1,230,769 shares of its $.01 par value common stock for net proceeds of $3,680,000 after offering costs of $320,000. The net proceeds of this issuance were used to fund the acquisition of Multi-User.

     On June 28, 2000, the Company entered into an agreement with a lender to provide a $2.5 million 11% note payable due in December 28, 2001 and a warrant to purchase 392,577 of the Company's common stock expiring June 2003. The
Company expects to use the proceeds of this note to fund a portion of the acquisition costs of Multi-User, to payoff other indebtedness and for working capital purposes.

     On June 30, 2000, the maturity dates of the notes payable to shareholders in the amount of $580,000 were extended to June 30, 2001.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                                 (IN THOUSANDS)


                                                  BALANCE,       ADDITIONS                       BALANCE,
                                                 BEGINNING    CHARGED TO COSTS                     END
DESCRIPTION                                      OF YEAR       AND EXPENSES     DEDUCTIONS        OF YEAR
-----------                                     ----------      ----------      ----------      ----------

Allowance for uncollectible accounts:
   Year ended March 31, 2000                    $      489      $       79      $      303      $      265
   Year ended April 2, 1999                            668             140             319             489

Allowance for slow-moving and
   obsolete inventory:
   Year ended March 31, 2000                           908             239             814             333
   Year ended April 2, 1999                            851             243             186             908

Valuation allowance for deferred tax assets:
   Year ended March 31, 2000                        12,530           1,764              --          14,294
   Year ended April 2, 1999                         11,376           1,154              --          12,530