Form 10KSB/A
period 2000-03-31
COMPUTONE CORPORATION
filed 2000-07-31
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission file number 0-16172

                              COMPUTONE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    23-2472952
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia             30005
-----------------------------------------------------------           ----------
          (Address of principal executive offices)                    (Zip code)

Issuer's telephone number: (770) 625-0000

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.0l par value
                          ----------------------------
                                (Title of class)

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

On July 27, 2000, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $40,800,000.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,118,308 shares of Common Stock outstanding on July 27, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

                              COMPUTONE CORPORATION

               Items Amended in this Form 10-KSB/A Annual Report:

                                    Part III

                                                                            Page
                                                                            ----
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................  3

Item 10.   Executive Compensation...........................................  5

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.......................................................  9

Item 12.   Certain Relationships and Related Transactions................... 11

           Signatures....................................................... 12

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

(a) Identification of Directors.

     The following information regarding the Company's directors is based, in part, on information furnished by these individuals.

      Name                     Age                        Director Since
-----------------              ---                        --------------
Richard A. Hansen               59                              1992
John D. Freitag                 71                              1992
Perry J. Pickerign              36                              1998
Erik Monninkhof                 38                              1999

     Mr. Freitag, a private investor, who has been Chairman of the Board of the Company since February 1999, served as the Acting President and Chief Executive Officer of the Company during May, June and July 1998. He was Chairman of the Board and Chief Executive Officer of the Company from November 1992 until April 1996. He is Chairman of the Board of Leopard Industries, Inc., a corporation engaged in private investing.

     Mr. Hansen has been an executive officer, director and principal stockholder of Pennsylvania Merchant Group ("PMG"), an investment banking firm, since November 1986 and is a director and executive officer of PMG Investors, Inc. ("PMGI"), a wholly owned subsidiary of PMG, and various other entities owned by PMG Group Inc., the holding company for PMG. He also served as the Company's Chairman of the Board from April 1996 to February 1999. Mr. Hansen is also a director of Ultra-Life Batteries, Inc., a manufacturer of lithium batteries, and of a number of private companies.

     Mr. Pickerign became President, Chief Executive Officer and a director of the Company in August 1998. Mr. Pickerign was self-employed as a high technology consultant from September 1997 to July 1998, was Director of Marketing for Comtrol Corporation from June 1993 to September 1997, was a strategic planning and marketing consultant from March 1991 to June 1993 and previously held management positions with ITT Financial Services and 3M Company.

     Mr. Monninkhof, a private investor and a director since May 13, 1999, served as Managing Director of Dupaco B.V., a distributor of high-end computer products, from 1985 to 1996. Since 1996, Mr. Monninkhof has been principally engaged as a director of Monninkhof Holding B.V., a corporation engaged in private investing.

                    The Board of Directors and Its Committees

     The Board of Directors met four times during the Company's fiscal year ended March 31, 2000. The Board of Directors currently does not have an Executive Committee, a Nominating Committee or a Compensation Committee. The Audit Committee of the Company's Board of Directors currently consists of Richard A. Hansen, John D. Freitag and Erik Monninkhof. The Audit Committee reviews the Company's selection and retention of independent auditors, audit reports and management recommendations made by the Company's independent public accountants.

                            Compensation of Directors

     The Company's directors currently serve without compensation. Each director of the Company is eligible to receive non-qualified stock options to purchase shares of the Company's Common Stock in an amount determined by the Company's Board of Directors from time to time under equity incentive plans maintained or to be maintained by the Company. No such options were granted during the Company's fiscal year ended March 31, 2000 or from that date to the date of this Form 10-KSB/A Report.


(b) Identification of Executive Officers.

     Reference is made to the information set forth under "Identification of Directors" above with regard to Mr. Pickerign who is the Company's President and Chief Executive Officer.

     Keith H. Daniel, age 47, has served as the Company's Chief Financial Officer since February 1999. From August 1998 to February 1999, Mr. Daniel served as a financial consultant to the Company and others. From September 1996 until August 1998, Mr. Daniel was Chief Financial Officer of Space Master International, Inc. and prior thereto held financial management positions with Sivaco Wire Group and Keystone Consolidated Industries, Inc.

     Darrin S. Sherrill, age 39, has served as the Company's Chief Operating Officer since June 28, 2000 when the Company acquired Multi-User Solutions, Ltd. ("Multi-User"). For nine years prior thereto, Mr. Sherrill served as President and Chief Executive Officer of Multi-User, a technology support and integration company specializing in providing operating system support, systems integration and on-site hardware maintenance for turn-key systems providers.

(c) Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of the Company, as well as persons who own more than 10% of a class of equity securities of the Company, file reports of their ownership of the Company's securities, as well as monthly statements of changes in such ownership, with the Company, the Securities and Exchange Commission (the "SEC") and any stock exchange on which the Company's equity securities are then traded. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders, and the Company's review of the monthly statements of ownership changes filed with the Company by its officers, directors and more than 10% stockholders during the Company's fiscal year ended March 31, 2000, the Company believes that all such filings required during such fiscal year ended were made on a timely basis, except for (i) a late Form 5 filing by Mr. Pickerign in which he reported employee stock options granted to him by the Company in August 1998 and a late Form 5 filing in which he reported four Form 4 transactions for the purchase of an aggregate of 25,000 shares in June 1999 and July 1999 by his spouse and (ii) a late Form 4 by John D. Freitag to report stock options granted to him by the Company in September 1996, warrants granted to him by the Company in January 1994 and January 1999 and two purchases from the Company of an aggregate of 149,547 shares in February 1999 and June 2000.


Item 10. Executive Compensation.

     The following table sets forth the compensation paid by the Company during each of the three fiscal years ended March 31, 2000, April 2, 1999 and April 3, 1998 for services rendered in all capacities by the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended March 31, 2000.

                                                Summary Compensation Table

                                                                        Long-Term Compensation
                                                                                Awards
                                                  Annual              ---------------------------
                                              Compensation(1)          Restricted     Securities
          Name and            Fiscal       ----------------------       Stock         Underlying          All Other
     Principal Position        Year        Salary($)     Bonus($)      Awards($)      Options(#)       Compensation($)
     ------------------       ------       ---------     --------     ----------     ------------      ---------------
Perry J. Pickerign             2000        150,000        52,212           --               --               --
  President and Chief          1999        100,000(1)         --           --          300,000               --
  Executive Officer            1998             --            --           --               --               --


Keith H. Daniel                2000        110,000         5,000           --               --               --
  Chief Financial Officer      1999         18,333(2)         --           --           85,000               --
                               1998             --            --           --               --               --

-----------

(1) Mr. Pickerign became the Company's President and Chief Executive Officer on August 2, 1998.

(2)  Mr. Daniel became the Company's Chief Financial Officer on February 1,
     1999.

     See "Employment Agreements." Mr. Daniel is currently being paid at the annual rate of $126,500.


          Report of the Compensation Committee of Computone Corporation

     During the Company's fiscal year ended March 31, 2000, the Company's Board of Directors as a whole established the compensation of the executive officers of the Company, and there was not a separate Compensation Committee of the Company's Board of Directors. The Company's Board of Directors followed compensation policies for its executive officers intended to enhance the Company's earnings and facilitate securing, retaining and motivating management employees of high caliber and potential. The Company's executive compensation consists of three components: base salary, cash bonuses based on the Company's performance and long-term incentive awards in the form of stock options. The persons eligible to receive awards under these policies are the officers and other employees of the Company who are in positions in which their decisions, actions and counsel significantly impact upon the short- and long-term goals and strategies of the Company.

     The Company establishes base salaries for its officers that are within the range paid by technology companies in the Company's peer group. The Company pays incentive bonuses on a formula basis to its Chief Executive Officer and its Chief Financial Officer depending upon the Company's achievement of specified performance goals. The Company also grants stock options to its officers, including its Chief Executive Officer, based on their level of responsibility and support for the Company's long-term strategic objectives. By providing its officers with an opportunity to benefit from a long-term increase in the value of the Company's Common Stock, the Company believes it will align the interests of its officers and employees with the interests of the Company's stockholders and tie a significant portion of the Company's executive compensation to stockholder returns.

     See "Employment Agreements" for further information regarding the compensation of Mr. Pickerign as the Company's Chief Executive Officer and Mr. Daniel as its Chief Financial Officer and, commencing in the current fiscal year, Mr. Sherrill as the Company's Chief Operating Officer.

                              Employment Agreements

     The Company entered into an employment agreement with Mr. Pickerign dated as of August 2, 1998. The employment agreement provides for the employment of Mr. Pickerign as President and Chief Executive Officer of the Company for a period of three years and for the automatic renewal of Mr. Pickerign's employment for successive periods of one year, subject to prior written notice of termination by Mr. Pickerign or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Pickerign receives an annual salary of $150,000, and is entitled to a quarterly bonus in an amount equal to 10% of the Company's earnings before interest and taxes in the preceding quarter. On the date of the employment agreement, the Company granted Mr. Pickerign non-qualified stock options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, of which 50,000 shares vested immediately, 50,000 shares vested on August 2, 1999, 100,000 shares will vest on August 2, 2000 and 100,000 shares will vest on August 2, 2001. Pursuant to the employment agreement, the Company provides Mr. Pickerign with an automobile at the Company's sole cost and expense.

     The Company entered into an employment agreement with Mr. Daniel dated February 1, 1999. The employment agreement provides for the employment of Mr. Daniel as Chief Financial Officer of the Company for a period of two years and for the automatic renewal of Mr. Daniel's employment for successive periods of one year, subject to prior written notice of termination by Mr. Daniel or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Daniel receives an annual salary of $110,000, and is entitled to a quarterly bonus of $5,000 for each quarter ending during the term of the employment agreement if the Company's earnings before income and taxes for such quarter exceeds $100,000 and an annual bonus of $10,000 for each fiscal year ending during the term of the employment agreement if the Company's earnings before income and taxes for such calendar year exceeds $1,000,000. If, during Mr. Daniel's employment, Mr. Daniel's duties and responsibilities are materially increased as a result of his financial reporting duties with respect to a new subsidiary of the Company, Mr. Daniel's base salary shall increase to $126,500. On the date of the employment agreement, the Company granted Mr. Daniel non-qualified stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.88 per share, of which 25,000 shares vested immediately, 25,000 shares vested on February 1, 2000 and 25,000 shares will vest on February 1, 2001. If the Company terminates Mr. Daniel's employment for any reason other than for Cause (as defined in the employment agreement) or on account of Mr. Daniel's death or Permanent Disability (as defined in the employment agreement) and such termination occurs as of a date that is within 180 days preceding or within 180 days after the consummation of a Change in Control (as defined in the employment agreement), the Company shall pay to Mr. Daniel within 30 days after the event giving rise to such payment occurs an amount equal to the sum of (x) (1) Mr. Daniel's base salary accrued through the date of termination of Mr. Daniel's employment and
(2) any bonus required to be paid to Mr. Daniel and (y) a severance payment equal to one-half of Mr. Daniel's annual base salary as of the effective date of termination of Mr. Daniel's employment.

     On June 28, 2000, as previously reported, the Company acquired Multi-User from its two shareholders, Darrin S. Sherrill and John H. Gardner, Jr., by the merger of Multi-User into a subsidiary of the Company. The merger consideration initially paid to Messrs. Sherrill and Gardner consisted in the aggregate of $4,000,000 in cash and 800,000 shares of Common Stock. The merger consideration is subject to increase by up to $1,500,000 (the "Additional Payment"), depending upon Multi-User's satisfaction of specified performance criteria during the first two years following the acquisition.

     On June 28, 2000 the Company also entered into an employment agreement with Mr. Sherrill. The employment agreement provides for the employment of Mr. Sherrill as Chief Operating Officer of the Company and as President of Multi-User for a period of three years and for the automatic renewal of Mr. Sherrill's employment for successive periods of one year, subject to prior written notice of termination by Mr. Sherrill or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Sherrill receives an annual salary of $150,000. In addition, if the maximum Additional Payment is earned prior to the second anniversary of the Multi-User acquisition, Mr. Sherrill is also entitled to a bonus of 6.5% of the Gross Profit (as defined) of Multi-User for the period beginning with the date on which the maximum Additional Payment is earned and ending on the second anniversary of the Multi-User acquisition. Mr. Sherrill is also entitled to a bonus of $100,000 for each quarter during the twelve-month period following the second anniversary of the Company's acquisition of Multi-User in which the Gross Profit of Multi-User exceeds by 7% or more the Gross Profit of Multi-User in the immediately preceding quarter. On the date of the employment agreement, the Company granted Mr. Sherrill non-qualified stock options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.625 per share, all of which vest on June 28, 2003. Pursuant to the employment agreement, the Company provides Mr. Sherrill with an automobile allowance of $1,200 per month.

     During the Company's fiscal year ended March 31, 2000, no options were granted to Mr. Pickerign or to Mr. Daniel.

     The following table sets forth information with respect to options exercised during the fiscal year ended March 31, 2000 and held on March 31, 2000 by Mr. Pickerign and Mr. Daniel.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                         Number of Securities                 Value of Unexercised
                          Shares                               Underlying                         In-the-Money
                        Acquired                       Options at Fiscal Year End          Options at Fiscal Year End
                           on           Value         -----------------------------       ---------------------------
          Name          Exercise       Realized       Exercisable     Unexercisable       Exercisable  Unexercisable
------------------      --------       --------       -----------     -------------       -----------  --------------
Perry J. Pickerign        --             --              200,000           100,000          $ 737,500       $368,750
Keith H. Daniel           --             --               60,000            25,000            197,500         82,812


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of July 27, 2000 the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.


                                                                         Shares                     Percent of
Name of Individual                                                    Beneficially                  Outstanding
or Identity of Group                                                   Owned (1)                  Common Stock (2)
--------------------                                                  ------------                ----------------
5% Holders (Exclusive of Directors):
  Thomas J. Anderson.......................................           720,000                         5.94%
  Roswell, Georgia

Directors:
  Richard A. Hansen........................................         2,038,309(3)                     16.66
  Four Falls Corporate Center
  West Conshohocken, PA 19428-2961

  John D. Freitag..........................................           607,401(4)                      4.90
  9304 Belle Terre Way
  Potomac, MD 20854-4642

  Perry J. Pickerign.......................................           225,000(5)                      1.83
  Suite 100
  1060 Windward Ridge Parkway
  Alpharetta, GA  30005-3992

  Erik Monninkhof..........................................            33,256                           --
  Koningin Julianaweg 20
  3791 VB Achterveld
  The Netherlands

Executive Officers (6):
  Keith H. Daniel..........................................            72,000(7)                        --
  Suite 100
  1060 Windward Ridge Parkway
  Alpharetta, GA  30005-3992

  Darrin S. Sherrill.......................................           514,150(8)                      4.24
  Suite E
  4350 International Boulevard
  Norcross, GA  30093


All directors and executive officers
    as a group (6 persons).................................           3,490,116                      27.34

----------

(1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

(2)  Less than 1% unless otherwise indicated.

(3) Excludes 102,878 shares owned by PMG, of which Mr. Hansen is an executive officer, a director and a principal stockholder, and PMG's wholly owned subsidiary, PMGI, of which Mr. Hansen is an executive officer and a director. Mr. Hansen disclaims beneficial ownership of the 102,878 shares owned by PMG and PMGI. Includes 120,000 shares Mr. Hansen has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004 and 4,167 shares owned by Mr. Hansen's spouse.

(4) Includes 100,000 shares which Mr. Freitag may purchase pursuant to a currently exercisable stock option at a price of $2.00 per share, 140,000 shares that Mr. Freitag has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004 and 25,000 shares that Mr. Freitag has the right to purchase at a price of $1.125 per share pursuant to a warrant exercisable until January 3, 2002.

(5) Includes 100,000 shares which Mr. Pickerign may purchase at a price of $1.50 per share pursuant to a currently exercisable stock option, and 100,000 shares which Mr. Pickerign may purchase at a price of $1.50 per share pursuant to a stock option which will become exercisable within 60 days of the date of this Form 10-KSB/A. Also includes 25,000 shares owned by Mr. Pickerign's spouse.

(6)  Excludes Executive Officers listed under "Directors."

(7) Includes 50,000 shares which Mr. Daniel may purchase at a price of $1.88 per share pursuant to a currently exercisable stock option and 10,000 shares which Mr. Daniel may purchase at a price of $2.00 per share pursuant to a currently exercisable stock option.

(8) These shares are owned jointly with Mr. Sherrill's spouse. Excludes an option held by Mr. Sherrill to purchase 50,000 shares at a price of $4.625 per share which becomes exercisable on or after June 28, 2003.

Item 12. Certain Relationships and Related Transactions.

     Duane, Morris & Heckscher LLP, a law firm of which Frederick W. Dreher, Secretary of the Company since March 1994, is a partner, serves as the Company's general counsel and charges customary fees to the Company for legal services rendered. In December 1999, the Company issued 325,000 shares of its Common Stock to Duane, Morris & Heckscher LLP in payment of $691,000 in fees due for legal services rendered to the Company between September 1997 and December 1999. The shares issued were not registered under the Securities Act of 1933, as amended (the "1933 Act") and may not be sold absent such registration or an exemption therefrom.

     On June 28, 2000, the Company completed (i) the sale in a private placement of 1,249,671 shares of the Company's Common Stock at a price of $3.25 per share to a group of accredited investors and realized gross proceeds of $4,000,000 (the "Private Placement") (ii) the private placement of an 11% promissory note in the principal amount of $2,500,000 due December 28, 2001 to an accredited investor (the "Secured Debt Transaction") together with a warrant to purchase 392,577 shares of the Company's Common Stock exercisable until June 28, 2003 at $3.25 per share.

     The purchasers of the Company's Common Stock in the Private Placement included John D. Freitag, a director of the Company, who purchased 30,500 shares of Common Stock for $99,125, Richard A. Hansen, a director of the Company, who purchased 100,000 shares of Common Stock for $325,000 and Erik Monninkhof, a director of the Company, who purchased 30,769 shares of Common Stock for $100,000.

     PMG, an investment banking firm, of which Mr. Hansen is an executive officer, director and a principal stockholder, acted as the Company's agent for the Private Placement and the Secured Debt Transaction. For its services in connection with the Private Placement, PMG received a commission of $324,915, or 8% of the purchase price of the Common Stock sold in the Private Placement, and was issued a warrant to purchase 24,993 shares of the Company's Common Stock, exercisable until June 28, 2003 at $3.25 per share. For its services in connection with the Secured Debt Transaction, PMG received a commission of $175,000, or 7.0% of the proceeds of the Secured Debt Transaction.

     The Company believes the foregoing transactions were made on terms no less favorable to the Company than could have been otherwise obtained from unaffiliated third parties under prevailing circumstances.

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

Date: July 31, 2000