Form 10QSB
period 2000-06-30
COMPUTONE CORPORATION
filed 2000-08-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,122,058 shares of common stock on August 10, 2000.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2000
               and March 31, 2000                                              3

          Consolidated  Statements of Operations for the
               three months ended June 30, 2000 and June 30, 1999              4

          Consolidated  Statements of Cash Flows for the
               three months ended June 30, 2000 and June 30, 1999              5

          Notes to Consolidated Financial Statements                           6

ITEM 2.   Management's Discussion and Analysis for the three months
               ended June 30, 2000 compared to the three months
               ended June 30, 1999                                             8

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   10

ITEM 2.   Changes in Securities                                               10

ITEM 3.   Defaults Upon Senior Securities                                     10

ITEM 4.   Submission of Matters to a Vote of Security Holders                 10

ITEM 5.   Other Information                                                   10

ITEM 6.   Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                              June 30, 2000    March 31, 2000
                                                               ------------     ------------
ASSETS                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                  $        886     $        197
    Receivables, net of allowance for doubtful accounts
        of $310 at June 30, 2000 and $265 at March 31, 2000           2,218            1,389
    Inventories, net                                                  2,650            2,421
    Prepaid expenses and other                                          154               95
                                                               ------------     ------------
Total current assets                                                  5,908            4,102

Property and equipment, net                                             711              654

Goodwill, net                                                         8,620               --

Other intangible assets, net                                            359              388

Other                                                                   205               52
                                                               ------------     ------------
TOTAL ASSETS                                                   $     15,803     $      5,196
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                    $      1,784     $      1,042
    Accrued liabilities:
         Deferred maintenance revenue                                 1,291               --
         Deferred gross profit                                          279              358
         Interest                                                       274              255
         Other                                                          843              555
   Line of credit                                                       150              993
   Notes payable to stockholders                                        740              590
   Current maturities of long-term debt                                  --              154
                                                               ------------     ------------
Total current liabilities                                             5,361            3,947

Long-term debt, less current maturities, net of
    discount of $1,328 at June 30, 2000                               1,172              193
                                                               ------------     ------------
Total liabilities                                                     6,533            4,140
                                                               ------------     ------------

Stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
        authorized; 12,038,885 and 9,977,214 shares issued
        and outstanding, respectively                                   120              100
    Additional paid-in capital                                       58,672           49,553
    Accumulated deficit                                             (49,522)         (48,597)
                                                               ------------     ------------
Total stockholders' equity                                            9,270            1,056
                                                               ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     15,803     $      5,196
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                    For the three months ended
                                                  ------------------------------
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------
                                                            (unaudited)
Revenues:
    Product sales                                  $      1,238     $      4,733
                                                   ------------     ------------
Expenses:
    Cost of products sold                                   927            2,849
    Selling, general and administrative                     804              942
    Product development                                     357              459
                                                   ------------     ------------
                                                          2,088            4,250
                                                   ------------     ------------

Operating income (loss)                                    (850)             483

Other expense:
    Other expense                                             2               --
    Interest expense - affiliates                            19               20
    Interest expense - other                                 54               34
                                                   ------------     ------------

Income (loss) before income taxes                          (925)             429

Provision for income taxes                                   --               --
                                                   ------------     ------------

Net income (loss)                                  $       (925)    $        429
                                                   ============     ============

Earnings (loss) per common share -
    basic and diluted                              $      (0.09)    $       0.05
                                                   ============     ============

Weighted average shares outstanding - basic              10,024            8,465
                                                   ============     ============

Weighted average shares outstanding - diluted            10,024            8,751
                                                   ============     ============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               For the three months ended
                                                              -----------------------------
                                                              June 30, 2000   June 30, 1999
                                                              -------------   -------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $       (925)    $        429
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
        Depreciation and amortization                                  135              117
        Provision for uncollectible accounts receivable                 31               38
        Provision for inventory reserve                                 45               70
        Changes in current assets and current liabilities,
            net of effects from business acquired
            Receivables                                                252             (953)
            Inventories                                                 61              (97)
            Prepaid expenses and other                                  11               15
            Accounts payable and accrued liabilities                   211              974
                                                              ------------     ------------

Net cash provided by (used in) operations                             (179)             593
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Other assets                                                      (145)              11
    Acquisition of business                                         (4,145)              --
    Capitalization of software costs                                   (23)             (31)
    Capital expenditures                                              (140)             (65)
                                                              ------------     ------------

Net cash used in investing activities                               (4,453)             (85)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                     2,500               --
    Repayment of debt                                                 (347)             (25)
    Net repayments under lines of credit                              (843)            (609)
    Capital contribution                                               250               --
    Cost associated with the issuance of common stock                 (325)              --
    Proceeds from exercise of common stock options                      24              169
    Proceeds from issuance of common stock                           4,062               --
                                                              ------------     ------------

Net cash provided by (used in) financing activities                  5,321             (465)
                                                              ------------     ------------

Net increase in cash and cash equivalents                              689               43
Cash and cash equivalents, beginning of year                           197               18
                                                              ------------     ------------
Cash and cash equivalents, end of period                      $        886     $         61
                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                              $         54     $         34
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES:
    Common stock issued for business acquired                 $      3,800     $         --

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

1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements included in this Form 10-QSB Quarterly Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2000.

     The financial statements presented herein as of June 30, 2000 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   ACQUISITION
     -----------

     On June 28, 2000, the Company acquired 100% of the stock of Multi-User Solutions ("Multi-User"), a Georgia based system support and integration company for $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's $.01 par value common stock valued at $3,800,000. The acquisition was financed through the issuance of 1,249,671 shares of the Company's $.01 par value common stock for proceeds of $3,737,000 net of $325,000 in issuance costs, and the issuance of a $2,500,000 11% note payable (Note 7). The acquisition has been accounted for using the purchase method of accounting. Goodwill arising from the acquisition of $8,625,000 is being amortized using the straight-line method over 10 years. The consolidated statements of operations include the operations of the business since the acquisition date.

     The following unaudited pro forma information for the three months ended June 30, 2000 and 1999, gives effect to the acquisition of Multi-User as if it had occurred on April 1 of each respective year:

                                                          2000           1999
                                                       -----------    ----------

     Net sales                                         $ 2,884,000    $7,147,000
                                                       ===========    ==========
     Net income (loss)                                 $(1,237,000)   $  304,000
                                                       ===========    ==========
     Net income (loss) per share - basic and diluted   $     (0.11)   $     0.03
                                                       ===========    ==========

     The unaudited pro forma information is not necessarily indicative of the results of operations that would have been reported had such acquisition occurred on such date, nor is it indicative of the Company's future operations.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   REVENUE RECOGNITION
     -------------------

     The Company generally recognizes revenue when products are shipped and services are performed, net of an allowance for estimated sales returns. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. Beginning with the fourth quarter of fiscal 1998, the Company modified the application of its revenue recognition policy to defer recognition of revenue and cost of products sold on sales to customers who are not end users of the Company's products until such time as the product has been sold through to the end user. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than one year. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

     The Company generally provides a warranty of five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at June 30, 2000 and March 31, 2000 (in thousands):

                                                    June 30,      March 31,
                                                      2000          2000
                                                   ----------    ----------
     Inventories:
        Finished goods                             $      695    $      597
        Work in process                                   305           206
        Raw materials                                   1,650         1,618
                                                   ----------    ----------
                                                   $    2,650    $    2,421
                                                   ==========    ==========

5.   EARNINGS PER SHARE
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were 872,175 and 286,431 options and warrants that were deemed to be dilutive at June 30, 2000 and 1999, respectively. For purposes of computing diluted EPS for the three-month period ended June 30, 2000, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

6.   INCOME TAXES
     ------------

     At March 31, 2000, the Company had net operating and capital loss carryforwards totaling $35.0 million which expire at various dates through 2015, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.   LONG-TERM DEBT AND LINE OF CREDIT
     ---------------------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000. At June 30, 2000, the Company had $150,000 in outstanding borrowings leaving $390,000 available under the Line. The Line is collateralized primarily by the Company's accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of June 30, 2000, the Company was in compliance with these covenants. The Line expires in November 2000.

     On June 28, 2000, the Company entered into an agreement with a lender to provide a $2,500,000 11% note payable due on December 28, 2001 with a detachable warrant to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded the fair value of the warrant of $1,328,000 million as a credit to additional paid-in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount will be amortized over the life of the note payable using the interest method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

RESULTS OF OPERATIONS
---------------------

     During the three-month period ended June 30, 2000, the Company incurred a net loss of $925,000 on revenues of $1,238,000 compared to net income during the three-month period ended June 30, 1999 of $429,000 on revenues of $4,733,000.

     Product sales revenue for the three-month period ended June 30, 2000 totaled $1,238,000 compared to $4,733,000 for the comparable three-month period of the prior fiscal year, a decrease of $3,495,000, or 74%. Approximately $2,500,000 of the decrease was attributable to lower sales to the Company's two largest non-distribution customers. During the prior year's three-month period, these two customers were involved in projects to replace competitor's equipment and to expand the use of the Company's products in additional applications. Similar projects did not reoccur in this year's three-month period. The remaining decrease in product sales of approximately $1,000,000 was a result of lower sales to distribution and OEM customers due to the lingering effect of post year 2000 reductions in spending. The acquisition of Multi-User on June 28, 2000 had minimal effect on sales revenue for the three-month period ended June 30, 2000.

     Cost of products sold for the three-month period ended June 30, 2000 amounted to $927,000, or 75% of product sales revenues, versus $2,849,000, or 60%, for the comparable three-month period of the prior year. The increase in cost of products sold as a percentage of revenues is due primarily to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume.

     Selling, general and administrative expenses for the three-month period ended June 30, 2000 totaled $804,000 compared to $942,000 for the three-month period ended June 30, 1999, a decrease of $138,000, or 15%, from the prior fiscal year. This decrease is primarily attributable to decreases in compensation costs, reduced legal costs due to settlement of litigation in the prior fiscal year, and the continued successful implementation of other cost reduction efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999, CONTINUED.

     Product development costs charged to expense for the three-month period ended June 30, 2000 totaled $357,000 compared to $459,000, for the three-month period ended June 30, 1999. This decrease of $102,000, or 22%, is primarily attributed to decreases in costs of third party engineering services.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000. At June 30, 2000, the Company had $150,000 in outstanding borrowings leaving $390,000 available under the line. The Line is collateralized primarily by the Company's accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of June 30, 2000, the Company was in compliance with these covenants. The Line expires in November 2000.

     On June 28, 2000, the Company entered into an agreement with a lender to provide a $2,500,000 11% note payable due on December 28, 2001 with a detachable warrant to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded the fair value of the warrant of $1,328,000 million as a credit to additional paid in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount will be amortized over the life of the note payable using the interest method.

     Cash used in operating activities amounted to $179,000 during the three-month period ended June 30, 2000 compared to cash provided by operations of $593,000 during the three-month period ended June 30, 1999. A portion of the cash consumed by operating losses for the three-month period ended June 30, 2000 was offset by a decrease in accounts receivables and increases in accounts payables and accrued liabilities.

     Cash used in investing activities amounted to $4,453,000 during the three-month period ended June 30, 2000 compared to $85,000 for the three-month period ended June 30, 1999. The increase in net cash outflow resulted primarily from the acquisition of Multi-User.

     Cash provided by financing activities amounted to $5,321,000 during the three-month period ended June 30, 2000 compared to cash used in financing activities of $465,000 during the three-month period ended June 30, 1999. The increase in net cash inflow resulted primarily from proceeds collected from the issuance of stock and additional borrowings.

     Working capital amounted to $547,000 at June 30, 2000 compared $155,000 at March 31, 2000, an increase of $443,000. The ratio of current assets to current liabilities at June 30, 2000 was 1.10 to 1.00 compared to 1.04 to 1.00 at March 31, 2000. The increase in working capital was attributable primarily the financing obtained in conjunction with the purchase of Multi-User.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2001
-----------------------------------------

     The Company will continue to introduce new products during fiscal 2001. While the beginning of fiscal 2001 was impacted by the industry-wide slowdown due partially to the delay in project startups following the year 2000 changeover, the Company is optimistic that revenue will increase as fiscal 2001 progresses. These increases will be driven by the introduction of new products and new technologies developed and brought to market over the last six months of fiscal 2001. In addition, significant revenues are anticipated from the service and support business of Multi-User.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          In June 2000, the Company sold 1,249,671 shares of common stock at a price of $3.25 to a limited number of accredited investors in a private placement being effected through a registered broker dealer as a placement agent. The private placement was effected pursant to Regulation D under the Securities Act of 1933. The placement agent received $325,000 and a warrant to purchase 24,993 shares of the Company's common stock for $3.25 per share as compensation. The aggregate proceeds from such sales were used primarily to fund the cash portion of the acquisition of Multi-User. As part of the acquisition of Multi-User, the Company issued 800,000 shares of common stock to the principal shareholders of Multi-User.

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

                                COMPUTONE CORPORATION


Date:  August 14, 2000          By: /s/ Perry J. Pickerign
                                    ----------------------
                                    Perry J. Pickerign
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Keith H. Daniel
                                    -------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)