Form 10QSB
period 2000-09-30
COMPUTONE CORPORATION
filed 2000-11-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended September 30, 2000


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

                                 Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,137,786 shares of common stock on November 1, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:


          Consolidated Balance Sheets as of September 30, 2000 and
            March 31, 2000                                                     3

          Consolidated Statements of Operations for the three months
            ended September 30, 2000 and September 30, 1999                    4

          Consolidated Statements of Operations for the six months
            ended September 30, 2000 and September 30, 1999                    5

          Consolidated Statements of Cash Flows for the six months
            ended September 30, 2000 and September 30, 1999                    6

          Notes to Consolidated Financial Statements                           7

ITEM 2.   Management's Discussion and Analysis for the three and
          six months ended September 30, 2000 compared to three and
          six months ended September 30, 1999                                 10

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   13

ITEM 2.   Changes in Securities                                               13

ITEM 3.   Defaults Upon Senior Securities                                     13

ITEM 4.   Submission of Matters to a Vote of Security Holders                 13

ITEM 5.   Other Information                                                   13

ITEM 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                    September 30,     March 31,
                                                        2000            2000
                                                    -----------     -----------
                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $       153     $       197
    Receivables, net of allowance for doubtful
      accounts of $102 at September 30, 2000 and
      $84 at March 31, 2000                               2,442           1,389
    Inventories, net                                      2,301           2,421
    Prepaid expenses and other                              102              95
                                                    -----------     -----------
Total current assets                                      4,998           4,102

Property and equipment, net                                 684             654

Goodwill, net                                             8,405              --

Other intangible assets, net                                327             388

Other                                                       164              52
                                                    -----------     -----------

TOTAL ASSETS                                        $    14,578     $     5,196
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                         $       836     $     1,042
    Accrued liabilities:
         Deferred maintenance revenue                     1,265              --
         Deferred gross profit                              267             358
         Interest                                           298             255
         Other                                              579             555
   Line of credit                                           796             993
   Notes payable to stockholders                            740             590
   Current maturities of long-term debt                      --             154
                                                    -----------     -----------
Total current liabilities                                 4,781           3,947

Long-term debt, less current maturities, net of
  discount of $1,122 at September 30, 2000                1,378             193
                                                    -----------     -----------

Total liabilities                                         6,159           4,140
                                                    -----------     -----------
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,137,786 and 9,977,214 shares
      issued  and outstanding, respectively                 121             100
  Additional paid-in capital                             58,955          49,553
  Accumulated deficit                                   (50,657)        (48,597)
                                                    -----------     -----------
Total stockholders' equity                                8,419           1,056
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    14,578     $     5,196
                                                    ===========     ===========

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                       Three Months Ended
                                                  -----------------------------
                                                  September 30,    September 30,
                                                      2000             1999
                                                  ------------     ------------
                                                           (unaudited)
Revenues:
     Net sales                                    $      2,940     $      2,646
                                                  ------------     ------------
Expenses:
     Cost of sales                                       1,960            1,577
     Amortizaton of goodwill                               215               --
     Selling, general and administrative                 1,261              946
     Product development                                   332              430
                                                  ------------     ------------
                                                         3,768            2,953
                                                  ------------     ------------

Operating loss                                            (828)            (307)

Other income (expense):
     Other income                                            7               --
     Interest expense - affiliates                         (25)             (18)
     Loan discount amortization                           (206)              --
     Interest expense - other                              (83)             (26)
                                                  ------------     ------------

Loss before income taxes                                (1,135)            (351)


Provision for income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $     (1,135)    $       (351)
                                                  ============     ============

Loss per common share - basic and diluted         $      (0.09)    $      (0.04)
                                                  ============     ============

Weighted average shares outstanding -
  basic and diluted                                     12,116            8,472
                                                  ============     ============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Six Months Ended
                                                  -----------------------------
                                                  September 30,    September 30,
                                                      2000             1999
                                                  ------------     ------------
                                                           (unaudited)
Revenues:
     Net sales                                    $      4,178     $      7,379
                                                  ------------     ------------
Expenses:
     Cost of sales                                       2,887            4,427
     Amortizaton of goodwill                               220               --
     Selling, general and administrative                 2,060            1,887
     Product development                                   689              889
                                                  ------------     ------------
                                                         5,856            7,203
                                                  ------------     ------------

Operating income (loss)                                 (1,678)             176

Other  income (expense):
     Other income                                            5               --
     Interest expense - affiliates                         (44)             (38)
     Loan discount amortization                           (206)              --
     Interest expense - other                             (137)             (60)
                                                  ------------     ------------

Income (loss) before income taxes                       (2,060)              78

Provision for income taxes                                  --               --
                                                  ------------     ------------

Net income (loss)                                 $     (2,060)    $         78
                                                  ============     ============

Earnings (loss) per common share -
  basic and diluted                               $      (0.19)    $       0.01
                                                  ============     ============

Weighted average shares outstanding - basic             11,075            8,468
                                                  ============     ============

Weighted average shares outstanding - diluted           11,075            8,487
                                                  ============     ============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                  Six Months Ended
                                                            -----------------------------
                                                            September 30,    September 30,
                                                                2000             1999
                                                            ------------     ------------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $     (2,060)    $         78
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operations:
       Depreciation and amortization                                 661              219
       Provision for uncollectible accounts receivable                25               63
       Provision for inventory reserve                               130              100
       Changes in current assets and current liabilities
         net of effects from business acquired:
          Receivables                                                 34              245
          Inventories                                                325             (229)
          Prepaid expenses and other                                  63              (18)
   Other assets                                                     (104)              19
          Accounts payable and accrued liabilities                (1,005)             300
                                                            ------------     ------------

Net cash provided by (used in) operations                         (1,931)             777
                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                        (4,150)              --
   Capitalization of software costs                                  (41)             (75)
   Capital expenditures                                             (163)            (160)
                                                            ------------     ------------

Net cash used in investing activities                             (4,354)            (235)
                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt                     2,500               --
  Repayment of debt                                                 (347)             (60)
  Net repayments under lines of credit                              (197)            (631)
  Capital contribution                                               250               --
  Cost associated with the issuance of common stock                 (325)              --
  Proceeds from exercise of common stock options                      48              169
  Proceeds from issuance of common stock                           4,312               --
                                                            ------------     ------------

Net cash provided by (used in) financing activities                6,241             (522)
                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents                 (44)              20
Cash and cash equivalents, beginning of period                       197               18
                                                            ------------     ------------
Cash and cash equivalents, end of period                    $        153     $         38
                                                            ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                            $        137     $         60

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES:
        Common stock issued for business acquired           $      3,800     $         --
        Common stock issued for professional services                 10               --

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

     The financial statements presented herein as of September 30, 2000 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   ACQUISITION
     -----------

     On June 28, 2000, the Company acquired 100% of the stock of Multi-User Solutions Ltd. ("Multi-User"), a Georgia-based system support and integration company for $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's $.01 par value common stock valued at $3,800,000. The acquisition was financed through the issuance of 1,249,671 shares of the Company's $.01 par value common stock, net of $325,000 in issuance costs, and the issuance of a $2,500,000 11% note payable (Note 8). The acquisition has been accounted for using the purchase method of accounting. Goodwill arising from the acquisition of $8,625,000 is being amortized using the straight-line method over 10 years. The consolidated statements of operations include the operations of the business since the acquisition date.

     The following unaudited pro forma information for the six months ended September 30, 2000 and 1999 gives effect to the acquisition of Multi-User as if it had occurred on April 1 of each respective year:

                                                   2000             1999
                                               ------------     ------------

     Net sales                                 $      5,823     $     12,542
                                               ============     ============
     Net loss                                  $     (2,370)    $       (307)
                                               ============     ============
     Net loss per share - basic and diluted    $      (0.20)    $      (0.03)
                                               ============     ============

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

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   REVENUE RECOGNITION
     -------------------

     The Company generally recognizes revenue when products are shipped and services are performed, net of an allowance for estimated sales returns. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. The Company's recognition policy is to defer recognition of revenue and cost of products sold on sales to customers who are not end users of the Company's products until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than one year. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at September 30, 2000 and March 31, 2000 (in thousands):

                                               September 30,     March 31,
                                                   2000            2000
                                               ------------    ------------
     Inventories:
        Finished goods                         $        729    $        597
        Work in process                                 205             206
        Raw materials                                 1,616           1,618
                                               ------------    ------------
                                               $      2,550    $      2,421
                                               ============    ============

5.   EARNINGS PER SHARE
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were 751,358 and 18,666 options and warrants that were deemed to be dilutive at September 30, 2000 and 1999, respectively. For purposes of computing diluted EPS for the three-month period ended September 30, 2000 and September 30, 1999 and for the six-month period ended September 30, 2000, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   SEGMENT INFORMATION
     -------------------

     With the acquisition of Multi-User, the Company currently generates revenue from two lines of business: 1) network connectivity products ("Connectivity Products") and 2) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). The Company identifies its reportable segments based on the segment's product offerings.

     Segment information for the three and six months ended September 30, 2000, as well as the year ended March 31, 2000, follows:

                                              CONNECTIVITY       SERVICE      CONSOLIDATED
                                                PRODUCTS        & SUPPORT        TOTALS
                                              -------------   -------------   ------------

     THREE MONTHS ENDED SEPTEMBER 30, 2000
     Revenue                                    $   1,536       $   1,404       $   2,940
     Operating Loss                                  (678)           (150)           (828)
     Total Assets                                   4,779           9,799          14,578

     SIX MONTHS ENDED SEPTEMBER 30, 2000
     Revenue                                    $   2,714       $   1,464       $   4,178
     Operating Loss                                (1,531)           (147)         (1,678)
     Total Assets                                   4,779           9,799          14,578

     YEAR ENDED MARCH 31, 2000
     Revenue                                    $  11,198       $      --       $  11,198
     Operating Loss                                (1,055)             --          (1,055)
     Total Assets                                   5,196              --           5,196

7.   INCOME TAXES
     ------------

     At March 31, 2000, the Company had net operating and capital loss carryforwards totaling $35.0 million which expire at various dates through 2015, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes that have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

8.   LONG-TERM DEBT AND LINE OF CREDIT
     ---------------------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000 and the term was extended through November 17, 2000. At September 30, 2000, the Company had $796,000 in outstanding borrowings leaving $123,000 available under the Line. The Line is collateralized primarily by the Company's Connectivity Products accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of September 30, 2000, the Company was in compliance with these covenants. The Company and the lender have agreed to extend the expiration date by up to 90 days in order to modify the Line for the inclusion of Multi-User's collateral in the borrowing base.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.   LONG-TERM DEBT AND LINE OF CREDIT, CONTINUED.
     ---------------------------------------------

     On June 28, 2000, the Company entered into an agreement with a lender to purchase a $2,500,000, 11% note payable due on December 28, 2001. The Company also issued a warrant to the lender to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board Opinion No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded the fair value of the warrant of $1,328,000 as a credit to additional paid-in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount will be amortized over the life of the note payable using the interest method. The Company recorded $206,000 of note payable discount amortization during the three-month and six-month periods ended September 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999.

RESULTS OF OPERATIONS
---------------------

THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  COMPARED TO THE THREE  MONTHS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1999
------------------

     During the three-month period ended September 30, 2000, the Company incurred a net loss of $1,135,000 on net sales of $2,940,000 compared to a net loss of $351,000 during the three-month period ended September 30, 1999 on net sales of $2,646,000. The results for the three-month period ended September 30, 2000 include the operations of Multi-User for the full period.

     Net sales for the three-month period ended September 30, 2000 totaled $2,940,000 compared to $2,646,000 for the comparable three-month period of the prior fiscal year. Net sales of Connectivity Products decreased from $2,646,000 to $1,536,000. A substantial portion of this decrease is attributable to lower sales to the Company's two largest non-distribution customers. During the prior year's three-month period, these customers were involved in projects to replace competitor's equipment and expand the use of the Company's products in additional applications. The net sales from Service and Support, a line of business acquired on June 28, 2000, were $1,404,000 during the current year's three-month period. Net sales of Connectivity Products in the current quarter increased by $358,000 or 30% over the immediately preceding quarter.

     Cost of sales for the three-month period ended September 30, 2000 amounted to $1,960,000 versus $1,577,000 for the three-month period ended September 30, 1999. Cost of sales for Connectivity Products was $1,001,000, resulting in a gross margin of 35%. The reduction in gross margin compared to the prior year of 40% is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume and a higher provision for inventory obsolescence. Cost of sales for Service and Support were $960,000, resulting in a gross margin of 32%. The Company's gross margin is dependant on product costs, product or service mix, vendor costs and overhead expense, all of which fluctuate from period to period.

     In the three-month period ended September 30, 2000, the Company recorded a non-cash expense of $215,000 for amortization of goodwill related to the acquisition of the Service and Support line of business.

     Selling, general and administrative ("SGA") expenses amounted to $1,261,000 for the three-month period ended September 30, 2000 versus $946,000 for the comparable three-month period in the prior fiscal year. SGA expenses related to Connectivity Products decreased by $65,000 or 7% from the comparable period in the prior fiscal year as a result of the continuing implementation of cost reduction efforts. SGA expenses for Service and Support were $379,000 for the three-month period ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED).

     Product development expenses amounted to $332,000, or 22% of net sales of Connectivity Products for the three-month period ended September 30, 2000 versus $430,000, or 16%, for the comparable three-month period of the prior fiscal year. This decrease in expense amount of $98,000 is primarily due to decreases in costs of third party engineering services.

SIX MONTHS ENDED  SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED  SEPTEMBER
--------------------------------------------------------------------------------
30, 1999
--------

     During the six-month period ended September 30, 2000, the Company incurred a net loss of $2,060,000 on revenues of $4,178,000 compared to net income of $78,000 during the six-month period ended September 30, 1999 on revenues of $7,379,000.

     Net sales  for the  six-month  period  ended  September  30,  2000  totaled
$4,178,000 compared to $7,379,000 for the comparable six-month period of the prior fiscal year. Net sales of Connectivity Products decreased from $7,379,000 to $2,714,000. A substantial portion of the decrease in net revenues between the two periods is attributable to lower sales to the Company's two largest non-distribution customers. During the prior year's six-month period, these customers were involved in projects to replace competitor's equipment and expand the use of the Company's products in additional applications. The net sales from Service and Support were $1,464,000 for the current year's six-month period.

     Cost of sales for the six-month period ended September 30, 2000 amounted to $2,887,000 versus $4,427,000 for the six-month period ended September 30, 1999. Cost of sales for Connectivity Products for the six-month period ended September 30, 2000 were $1,891,000, resulting in a gross margin of 30%. The reduction in gross margin compared to the prior year of 40% is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume and a higher provision for inventory obsolescence. Cost of sales for Service and Support for the six-month period ended September 30, 2000 were $997,000, resulting in a gross margin of 32%.

     In the six-month period ended September 30, 2000, the Company recorded a non-cash expense of $220,000 for amortization of goodwill related to the acquisition of the Service and Support line of business.

     SGA expenses amounted to $2,060,000 for the six-month period ended September 30, 2000 versus $1,887,000 for the comparable six-month period in the prior fiscal year. SGA expenses related to Connectivity Products decreased by $221,000 or 12% from the comparable period in the prior fiscal year as a result of the continuing implementation of cost reduction efforts. SGA expenses for Service and Support were $394,000 for the six-month period ended September 30, 2000.

     Product development expenses amounted to $689,000, or 25% of net sales of Connectivity Products for the six-month period ended September 30, 2000, versus $889,000, or 12%, for the comparable six-month period of the prior fiscal year. This decrease in expense of $200,000 is primarily due to decreases in costs of third party engineering services.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). A portion of the proceeds from the Line was used to retire debt borrowed under a June 20, 1997 financing agreement. Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000 and the term was extended through November 17, 2000. At September 30, 2000, the Company had $796,000 in outstanding borrowings leaving $123,000 available under the Line. The Line is collateralized primarily by the Company's accounts receivable and inventory. The Line contains minimum net working capital and tangible net worth covenants and, as of September 30, 2000, the Company was in compliance with these covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED).

The Company and the lender have agreed to extend the expiration date by up to 90 days in order to modify the Line for the inclusion of Multi-User's collateral in the borrowing base.

     On June 28, 2000, the Company entered into an agreement with a lender to purchase a $2,500,000, 11% note payable due on December 28, 2001. The Company also issued a warrant to the lender to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board Opinion No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded the fair value of the warrant of $1,328,000 as a credit to additional paid-in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount will be amortized over the life of the note payable using the interest method. The Company recorded $206,000 of note payable discount amortization during the three-month and six-month periods ended September 30, 2000.

     Cash used in operating activities amounted to $1,931,000 for the six-month period ended September 30, 2000 compared to cash provided by operating activities of $777,000 for the six-month period ended September 30, 1999. A portion of the cash consumed by operating losses and decreases in accounts payables and accrued liabilities was offset by a decrease in accounts receivables and inventories. In addition, depreciation and amortization increased to $661,000 during the current six-month period from $219,000 during the comparable period in the prior fiscal year.

     Cash used in investing activities amounted to $4,354,000 for the six-month period ended September 30, 2000 compared with $235,000 for the six-month period ended September 30, 1999. The increase in net cash outflow resulted primarily from the acquisition of Multi-User.

     Cash provided by financing activities amounted to $6,241,000 during the six-month period ended September 30, 2000 compared to cash used in financing activities of $522,000 during the six-month period ended September 30, 1999. The increase in net cash inflow resulted primarily from proceeds collected from the issuance of stock and additional borrowings.

     Working capital amounted to $217,000 at September 30, 2000 compared to $155,000 at March 31, 2000, an increase of $62,000. The ratio of current assets to current liabilities at September 30, 2000 was 1.05 to 1.00 compared to 1.04 to 1.00 at March 31, 2000.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2001
-----------------------------------------

     At September 30, 2000, the Company's Connectivity Products backlog was $900,000, an increase of $633,000 since the beginning of the quarter. The Company anticipates that a substantial portion of this backlog will be shipped during the third quarter ending December 31, 2000.

     During the third quarter ending December 31, 2000, the Company anticipates increased shipments of its new IntelliServer RAS2000 ("RAS2000") product for use in remote console management. This feature allows system administrators to securely administer, troubleshoot or reboot any server, router or PBX device on their network from remote locations throughout the world. For security, the RAS2000 provides 128-bit encryption for sensitive data. The RAS2000 is currently available in a 16-port unit that is expandable to 64 ports. In the near future, the Company will introduce 4-port and 8-port versions. Shipments to a major internet service provider and two leading computer manufacturers are anticipated to occur in the third quarter.

     While the first half of fiscal 2001 was impacted by the industry-wide slowdown due partially to the delay in project startups following the year 2000 changeover, the Company is optimistic that revenue will continue to increase as fiscal 2001 progresses. The substantial backlog the Company had going into the third quarter of fiscal 2001 further increases the Company's optimism that the second half of fiscal 2001 will result in higher sales volumes of Connectivity Products as well as growth in Service and Support revenues and secure remote console management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED).

     Based upon its current business plan, the Company expects that cash and cash equivalents, availability under the Company's Line and/or funds budgeted to be generated from operations will be adequate to meet its liquidity and capital resource requirements through the remainder of the fiscal year 2001. Currently unforeseen future developments and increased working capital requirements may, however, require the Company to obtain additional debt or equity financing. There can be no assurances that the Company will be able to achieve higher sales volumes of Connectivity Products, successfully modify its Line to include the collateral of Multi-User, or obtain any required additional debt or equity financing on terms acceptable to the Company.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On July 13, 2000, the Company filed Form 8-K reporting under Item 2 the June 28, 2000 acquisition of Multi-User, Ltd.

          On September 11, 2000, the Company filed Form 8-K/A amending the July 13, 2000 8-K. This amendment included the Multi-User financial information and the pro forma combined financial information.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTONE CORPORATION

Date:  November 14, 2000        By: /s/ Perry J. Pickerign
                                    ----------------------
                                    Perry J. Pickerign
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Keith H. Daniel
                                    -------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)