Form 10QSB
period 2000-12-31
COMPUTONE CORPORATION
filed 2001-02-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the three month period ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number 0-16172

                              COMPUTONE CORPORATION
                              ---------------------
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

                                 Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,137,887 shares of common stock on February 12, 2001.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 2000
               and March 31, 2000                                              3

          Consolidated  Statements of Operations for the three
               months ended December 31, 2000 and December 31, 1999            4

          Consolidated  Statements of Operations  for the nine
               months ended December 31, 2000 and December 31, 1999            5

          Consolidated  Statements  of Cash Flows for the nine
               months ended December 31, 2000 and December 31, 1999            6

          Notes to Consolidated Financial Statements                           7

ITEM 2.   Management's Discussion and Analysis for the three and
          nine months ended December 31, 2000 compared to three and
          nine months ended December 31, 1999                                 10

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   14

ITEM 2.   Changes in Securities                                               14

ITEM 3.   Defaults Upon Senior Securities                                     14

ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                      December 31,       March 31,
                                                          2000             2000
                                                      ------------     ------------
                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $         94     $        197
    Receivables, net of allowance for doubtful
         accounts of $143 at December 31, 2000
         and $84 at March 31, 2000                           2,907            1,389
    Inventories, net                                         2,212            2,421
    Prepaid expenses and other                                 102               95
                                                      ------------     ------------
Total current assets                                         5,315            4,102

Property and equipment, net                                    679              654

Goodwill, net                                                8,189               --

Other intangible assets, net                                   284              388

Other                                                          159               52
                                                      ------------     ------------

TOTAL ASSETS                                          $     14,626     $      5,196
                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                           $      1,730     $      1,042
    Accrued liabilities:
         Deferred maintenance revenue                        1,208               --
         Deferred gross profit                                 242              358
         Interest                                              384              255
         Other                                                 572              555
    Line of credit                                             768              993
    Notes payable to stockholders                              705              590
    Current maturities of long-term debt, net of
         discount of $909,000 at December 31, 2000           1,591              154
                                                      ------------     ------------
Total current liabilities                                    7,200            3,947

Long-term debt                                                  --              193
                                                      ------------     ------------

Total liabilities                                            7,200            4,140
                                                      ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,137,887 and 9,977,214 shares
      issued and outstanding, respectively                     121              100
  Additional paid-in capital                                58,955           49,553
  Accumulated deficit                                      (51,650)         (48,597)
                                                      ------------     ------------
Total stockholders' equity                                   7,426            1,056
                                                      ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     14,626     $      5,196
                                                      ============     ============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Three Months Ended
                                                           -----------------------------
                                                           December 31,     December 31,
                                                               2000             1999
                                                           ------------     ------------
                                                                    (unaudited)
Revenues:
     Net sales                                             $      3,760     $      2,378
                                                           ------------     ------------
Expenses:
     Cost of sales                                                2,520            1,451
     Amortizaton of goodwill                                        216               --
     Selling, general and administrative                          1,383              836
     Product development                                            318              437
                                                           ------------     ------------
                                                                  4,437            2,724
                                                           ------------     ------------

Operating loss                                                     (677)            (346)

Other  income (expense):
     Other income                                                    19               --
     Interest expense - affiliates                                  (25)             (19)
     Loan discount amortization                                    (212)              --
     Interest expense - other                                       (98)             (27)
                                                           ------------     ------------

Loss before income taxes                                           (993)            (392)

Provision for income taxes                                           --               --
                                                           ------------     ------------

Net loss                                                   $       (993)    $       (392)
                                                           ============     ============

Loss per common share - basic and diluted                  $      (0.08)    $      (0.05)
                                                           ============     ============

Weighted average shares outstanding - basic and diluted          12,138            8,702
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           December 31,     December 31,
                                                               2000             1999
                                                           ------------     ------------
                                                                    (unaudited)
Revenues:
     Net sales                                             $      7,938     $      9,757
                                                           ------------     ------------
Expenses:
     Cost of sales                                                5,407            5,878
     Amortizaton of goodwill                                        436               --
     Selling, general and administrative                          3,443            2,723
     Product development                                          1,007            1,326
                                                           ------------     ------------
                                                                 10,293            9,927
                                                           ------------     ------------

Operating loss                                                   (2,355)            (170)

Other  income (expense):
     Other income                                                    24               --
     Interest expense - affiliates                                  (69)             (57)
     Loan discount amortization                                    (418)              --
     Interest expense - other                                      (235)             (87)
                                                           ------------     ------------

Loss before income taxes                                         (3,053)            (314)

Provision for income taxes                                           --               --
                                                           ------------     ------------

Net loss                                                   $     (3,053)    $       (314)
                                                           ============     ============

Loss per common share - basic and diluted                  $      (0.27)    $      (0.04)
                                                           ============     ============

Weighted average shares outstanding - basic and diluted          11,431            8,702
                                                           ============     ============

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Nine Months Ended
                                                             -----------------------------
                                                             December 31,     December 31,
                                                                 2000             1999
                                                             ------------     ------------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $     (3,053)    $       (314)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Depreciation and amortization                                1,210              354
       Provision for uncollectible accounts receivable                 52               66
       Provision for inventory reserve                                237              112
       Changes in assets and current liabilities net of
        effects from business acquired:
          Receivables                                                (458)             226
          Inventories                                                 307              (20)
          Prepaid expenses and other                                   63               14
          Other assets                                                (99)              11
          Accounts payable and accrued liabilities                   (114)            (391)
                                                             ------------     ------------

Net cash provided by (used in) operations                          (1,855)              58
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                         (4,150)              --
   Capitalization of software costs                                   (44)            (216)
   Capital expenditures                                              (232)            (126)
                                                             ------------     ------------

Net cash used in investing activities                              (4,426)            (342)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt                      2,500               --
  Repayment of debt                                                  (382)             (95)
  Net repayments under lines of credit                               (225)            (239)
  Capital contribution                                                250               --
  Cost associated with the issuance of common stock                  (325)              --
  Proceeds from exercise of common stock options                       48               11
  Proceeds from issuance of common stock                            4,312              669
                                                             ------------     ------------

Net cash provided by financing activities                           6,178              346
                                                             ------------     ------------

Net increase (decrease) in cash and cash equivalents                 (103)              62
Cash and cash equivalents, beginning of period                        197               18
                                                             ------------     ------------
Cash and cash equivalents, end of period                     $         94     $         80
                                                             ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                             $        166     $         87

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES:
    Common stock issued in settlement of accounts payable    $         --     $        691
    Common stock issued for business acquired                       3,800               --
    Common stock issued for professional services                      10               --

        See accompanying notes to the consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, future supply and demand for the Company's products, technological developments, new product introductions by competitors, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC"). Undue reliance should not be placed on any such forward-looking statements.


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

     The financial statements presented herein as of December 31, 2000 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   ACQUISITION
     -----------

     On June 28, 2000, the Company acquired 100% of the stock of Multi-User Solutions Ltd. ("Multi-User"), a Georgia-based system support and integration company for $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's $.01 par value common stock valued at $3,800,000. The acquisition was financed through a portion of the $3,736,442 received from the issuance of 1,249,671 shares of the Company's $.01 par value common stock, net of $325,000 in issuance costs, and the issuance of a $2,500,000 11% note payable (Note 8). The acquisition has been accounted for using the purchase method of accounting. Goodwill arising from the acquisition of $8,625,000 is being amortized using the straight-line method over 10 years. The consolidated statements of operations include the operations of the business since the acquisition date.

     The following unaudited pro forma information for the nine months ended December 31, 2000 and 1999 gives effect to the acquisition of Multi-User as if it had occurred on April 1 of each respective year:

                                                    2000           1999
                                                 ----------     ----------

     Net sales                                   $    9,583     $   17,048
                                                 ==========     ==========
     Net loss                                    $   (3,363)    $     (994)
                                                 ==========     ==========
     Net loss per share - basic and diluted      $    (0.28)    $    (0.09)
                                                 ==========     ==========

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

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   REVENUE RECOGNITION
     -------------------

     The Company generally recognizes revenue when products are shipped and services are performed, net of an allowance for estimated sales returns. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. The Company's policy is to defer recognition of revenue and cost of products sold on sales to customers who are not end users of the Company's products until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than one year. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at December 31, 2000 and March 31, 2000 (in thousands):

                                               DECEMBER 31,      MARCH 31,
                                                   2000            2000
                                               ------------    ------------
     Inventories:
        Finished goods                         $        554    $        597
        Work in process                                 191             206
        Raw materials                                 1,467           1,618
                                               ------------    ------------
                                               $      2,212    $      2,421
                                               ============    ============

5.   EARNINGS PER SHARE
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were 951,941 and 84,071 options and warrants that were deemed to be dilutive at December 31, 2000 and 1999, respectively. For purposes of computing diluted EPS for the three-month and nine-month periods ended December 31, 2000 and December 31, 1999, the Company excluded the effects of outstanding common stock options and warrants because they were anti-dilutive.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   SEGMENT INFORMATION
     -------------------

     With the acquisition of Multi-User, the Company currently generates revenue from two lines of business: 1) network connectivity products ("Connectivity Products") and 2) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). The Company identifies its reportable segments based on the segment's product offerings. The Company only had one reportable segment prior to the acquisition of the Service and Support line on June 28, 2000.

     Segment information for the three and nine months ended December 31, 2000 follows:

                                      CONNECTIVITY      SERVICE     CONSOLIDATED
                                        PRODUCTS      AND SUPPORT      TOTALS
                                       ----------     ----------     ----------

THREE MONTHS ENDED DECEMBER 31, 2000
Revenue                                $    2,113     $    1,647     $    3,760
Operating Loss                               (519)          (158)          (677)
Total Assets                                4,910          9,716         14,626

NINE MONTHS ENDED DECEMBER 31, 2000
Revenue                                $    4,826     $    3,112     $    7,938
Operating Loss                             (2,051)          (304)        (2,355)
Total Assets                                4,910          9,716         14,626

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

8.   DEBT AND LINE OF CREDIT
     -----------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000 and the term was extended through November 17, 2000. On November 15, 2000, the Company and the lender agreed to extend the expiration to January 17, 2001. On January 15, 2001, the Company extended the term of the Line to November 17, 2001. At December 31, 2000, the Company had $768,000 in outstanding borrowings leaving $308,000 available under the Line. The Line is collateralized primarily by the Company's Connectivity Products accounts receivable and inventory. At December 31, 2000, the Company was in violation of the minimum net working capital convenant of the Line due to certain subordinated debt ("Subordinated Debt"), as described below, being transferred to a current liability classification. Such debt is due on December 28, 2001.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.   DEBT AND LINE OF CREDIT, CONTINUED
     ----------------------------------

     The Company is seeking to cure the convenant violation through an amendment to the Subordinated Debt agreement and by obtaining additional equity financing. The Company has received a term sheet from the holder of the Subordinated Debt to extend the due date to December 28, 2002 and to increase the debt by $500,000. The term sheet is subject to the Company raising $500,000 of equity financing and the performance by the lender of due diligence procedures. The Company is currently seeking equity financing.

     On June 28, 2000, the Company entered into an agreement with a lender to purchase a $2,500,000, 11% note payable due on December 28, 2001. The Company also issued a warrant to the lender to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board Opinion No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded, on June 28,2001, the fair value of the warrant of $1,328,000 as a credit to additional paid-in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount is being amortized over the life of the note payable using the interest method. The Company recorded $212,000 and $418,000 of note payable discount amortization during the three-month and nine-month periods ended December 31, 2000, respectively. The Company has recorded the note payable, net of discount, as a current liability on the balance sheet dated December 31, 2000.

9.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement (as amended by SFAS No. 137 and 138) is effective in 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS No. 133 on April 1, 2001. The Company expects no material effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 1999
--------

     During the three-month period ended December 31, 2000, the Company incurred a net loss of $993,000 on net sales of $3,760,000 compared to a net loss of $392,000 during the three-month period ended December 31, 1999 on net sales of $2,378,000. The results for the three-month period ended December 31, 2000 include the Service and Support line of business for the full period.

     Net sales of Connectivity Products decreased from $2,378,000 to $2,113,000. A substantial portion of this decrease is attributable to lower sales to one of the Company's major customers. During the prior year's three-month period, this customer was involved in projects to replace competitor's equipment and expand the use of the Company's products in additional applications. Net sales of Connectivity Products in the current quarter increased by $578,000 or 38% over the immediately preceding quarter. A substantial portion of this increase is due to higher sales to the Company's largest OEM customer. The net sales from Service and Support, a line of business acquired on June 28, 2000, were $1,647,000 during the current year's three-month period. Net sales of this line of business

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 (CONTINUED).

increased by $243,000 or 17% over the immediately preceding quarter. This increase is primarily due to providing repair service for computer systems sold by a leading computer manufacturer.

     Cost of sales for the three-month period ended December 31, 2000 amounted to $2,520,000 versus $1,451,000 for the three-month period ended December 31, 1999. Cost of sales for Connectivity Products was $1,355,000, resulting in a gross margin of 36%. This slight decrease in gross margin compared to the prior year of 39% is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume and a higher provision for inventory obsolescence. Cost of sales for Service and Support was $1,165,000 resulting in a gross margin of 29%. The Company's gross margin is dependent on product costs, product or service mix, vendor costs and overhead expense, all of which fluctuate from period to period.

     In the three-month period ended December 31, 2000, the Company recorded a non-cash expense of $216,000 for amortization of goodwill related to the acquisition of the Service and Support line of business.

     Selling, general and administrative ("SGA") expenses amounted to $1,383,000 for the three-month period ended December 31, 2000 versus $836,000 for the comparable three-month period in the prior fiscal year. SGA expenses related to Connectivity Products increased by $123,000 or 15% from the comparable period in the prior fiscal year as a result of higher marketing and advertising expenses. SGA expenses for Service and Support were $424,000 for the three-month period ended December 31, 2000.

     Product development expenses amounted to $318,000, or 15% of net sales of Connectivity Products for the three-month period ended December 31, 2000 versus $437,000, or 18%, for the comparable three-month period of the prior fiscal year. This decrease in expense amount of $119,000 is primarily due to lower compensation costs due to staff reductions and decreases in costs of third party engineering services.

NINE MONTHS ENDED  DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS ENDED  DECEMBER
--------------------------------------------------------------------------------
31, 1999
--------

     During the nine-month period ended December 31, 2000, the Company incurred a net loss of $3,053,000 on revenues of $7,938,000 compared to a net loss of $314,000 during the nine-month period ended December 31, 1999 on revenues of $9,757,000.

     Net sales of Connectivity Products decreased from $9,757,000 to $4,826,000. A substantial portion of the decrease in net revenues between the two periods is attributable to lower sales to the Company's two largest non-distribution customers. During the prior year's nine-month period, these customers were involved in projects to replace competitor's equipment and expand the use of the Company's products in additional applications. The net sales from Service and Support were $3,112,000 for the current year's nine-month period.

     Cost of sales for the nine-month period ended December 31, 2000 amounted to $5,407,000 versus $5,878,000 for the nine-month period ended December 31, 1999. Cost of sales for Connectivity Products for the nine-month period ended December 31, 2000 was $3,246,000 resulting in a gross margin of 33%. The reduction in gross margin compared to the prior year of 40% is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume and a higher provision for inventory obsolescence. Cost of sales for Service and Support for the nine-month period ended December 31, 2000 was $2,161,000 resulting in a gross margin of 31%.

     In the nine-month period ended December 31, 2000, the Company recorded a non-cash expense of $436,000 for amortization of goodwill related to the acquisition of the Service and Support line of business.

     SGA expenses amounted to $3,443,000 for the nine-month period ended December 31, 2000 versus $2,723,000 for the comparable nine-month period in the prior fiscal year. SGA expenses related to Connectivity Products decreased by $99,000 or 4% from the comparable period in the prior fiscal year as a result of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 (CONTINUED).

continuing implementation of cost reduction efforts. SGA expenses for Service and Support were $819,000 for the nine-month period ended December 31, 2000.

     Product development expenses amounted to $1,007,000 or 21% of net sales of Connectivity Products for the nine-month period ended December 31, 2000 versus $1,326,000 or 14%, for the comparable nine-month period of the prior fiscal year. This decrease in expense of $319,000 is primarily due to decreases in compensation costs due to staff reductions and decreases in costs of third party engineering services.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On November 17, 1998, the Company and a lender entered into a financing agreement that provided for a line of credit of up to $1,650,000 based on the available borrowing base, as defined (the "Line"). Borrowings under the Line bear interest at prime plus 2%. In October 1999, the Line was reduced to $1,400,000 and the term was extended through November 17, 2000. On November 15, 2000, the Company and the lender agreed to extend the expiration to January 17, 2001. On January 15, 2001, the Company extended the term of the Line to November 17, 2001. At December 31, 2000, the Company had $768,000 in outstanding borrowings leaving $308,000 available under the Line. The Line is collateralized primarily by the Company's Connectivity Products accounts receivable and inventory. At December 31, 2000, the Company was in violation of the minimum net working capital convenant of the Line due to certain subordinated debt ("Subordinated Debt"), as described below, being transferred to a current liability classification. Such debt is due on December 28, 2001.

     The Company is seeking to cure the convenant violation through an amendment to the Subordinated Debt agreement and obtaining additional equity financing. The Company has received a term sheet from the holder of the Subordinated Debt to extend the due date to December 28, 2002 and to increase the debt by $500,000. The term sheet is subject to the Company raising $500,000 of equity financing and the performance by the lender of due diligence procedures. The Company is currently seeking equity financing.

     On June 28, 2000, the Company entered into an agreement with a lender to purchase a $2,500,000, 11% note payable due on December 28, 2001. The Company also issued a warrant to the lender to purchase 392,577 shares of the Company's $.01 par value common stock exercisable at $3.25 per share. The warrant expires in June 2003. In accordance with Accounting Principles Board Opinion No. ("APB") 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Company has recorded, on June 28,2001, the fair value of the warrant of $1,328,000 as a credit to additional paid-in capital and the fair value of the note payable of $1,172,000 in the accompanying financial statements. The resulting $1,328,000 note payable discount is being amortized over the life of the note payable using the interest method. The Company recorded $212,000 and $418,000 of note payable discount amortization during the three-month and nine-month periods ended December 31, 2000, respectively. The Company has recorded the note payable, net of discount, as a current liability on the balance sheet dated December 31, 2000.

     Cash used in operating activities amounted to $1,855,000 for the nine-month period ended December 31, 2000 compared to cash provided by operating activities of $58,000 for the nine-month period ended December 31, 1999. A portion of the cash consumed by the loss from operations was offset by decreases in inventories and prepaid expenses. In addition, depreciation and amortization increased to $1,210,000 during the current nine-month period from $354,000 during the comparable period in the prior fiscal year due to the amortization of goodwill related to the acquisition of the Service and Support product line.

     Cash used in investing activities amounted to $4,426,000 for the nine-month period ended December 31, 2000 compared with $342,000 for the nine-month period ended December 31, 1999. The increase in net cash outflow resulted primarily from the acquisition of the Service and Support product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 (CONTINUED).

     Cash provided by financing activities amounted to $6,178,000 during the nine-month period ended December 31, 2000 compared with $346,000 for the nine-month period ended December 31, 1999. The increase in net cash inflow resulted primarily from the issuance of stock and additional borrowings.

     Working capital amounted to a deficit of $1,885,000 at December 31, 2000 compared to a surplus of $155,000 at March 31, 2000, a decrease of $1,730,000. The primary cause for this decrease is the reclassification of debt from long-term to current. The ratio of current assets to current liabilities at December 31, 2000 was .74 to 1.00 compared to 1.04 to 1.00 at March 31, 2000.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2001
-----------------------------------------

     During the third quarter ending December 31, 2000, revenue from shipments of its new IntelliServer RAS2000 ("RAS2000") product increased by 69% over the immediately preceding quarter. This product is primarily used for remote console management. This feature allows system administrators to securely administer, troubleshoot or reboot any server, router or PBX device on their network from remote locations throughout the world. For security, the RAS2000 provides 128-bit encryption for sensitive data. The RAS2000 is currently available in a 16-port unit that is expandable to 64 ports. In the near future, the Company will introduce 4-port and 8-port versions. Initial shipments to a major internet service provider and a leading computer manufacturer occurred in the third quarter.

     The first half of fiscal 2001 was impacted by the industry-wide slowdown due partially to the delay in project startups following the year 2000 changeover. The Company has achieved increased sales revenue in the second and third quarters of fiscal 2001 over each of the immediately preceding quarters.

     Based upon its current business plan, the Company will require additional debt and/or equity financing to meet its liquidity and capital resources requirements through the remainder of the 2001 fiscal year. While the Company is optimistic that such additional financing can be obtained, there can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held, on December 28, 2000, its Annual Meeting of Stockholders at which the following actions were taken:

          1. Five directors were elected to serve until the 2001 Annual Meeting of Stockholders and until their successors are elected:

               Name                         For                    Withheld
               ----                         ---                    --------
               John D. Freitag           6,167,157                  53,068
               Richard A. Hansen         6,167,157                  53,068
               Erik Monninkhof           6,167,157                  53,068
               Perry J. Pickerign        6,167,157                  53,068
               David R. Laube            6,167,039                  53,186

          2. A proposal to adopt the Company's 2000 Equity Incentive Plan for outside directors and consultants:

               For                         Against                  Abstain
               ---                         -------                  -------
               6,056,450                    92,048                  71,727

          3. A proposal to amend the Company's 1998 Equity Incentive Plan for officers and key employees:

               For                         Against                  Abstain
               ---                         -------                  -------
               6,037,794                   112,418                  70,013

          4. A proposal to approve the election of Deliotte & Touche LLP as independent public accountants for the 2001 fiscal year:

               For                         Against                  Abstain
               ---                         -------                  -------
               6,214,271                     5,949                       5

ITEM 5.   OTHER INFORMATION

          On February 8, 2001, the Company announced a change in its Chief Executive Officer and Chief Operating Officer. Additionally, the
          Company announced the addition of a newly created position of Executive Vice President of Sales and Marketing. See Item 6. Exhibits and Reports on Form 8-K for a copy of the press release.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit        Description of Exhibit                   Reference
          -------        ----------------------                   ---------

          10.92          February 8, 2001 press release of the    Filed Herewith
                         Company relating to its management
                         changes


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTONE CORPORATION


Date:  February 14, 2001                By: /s/ John Freitag
                                            ---------------------------
                                            John Freitag
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Keith H. Daniel
                                            ---------------------------
                                            Keith H. Daniel
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number      Description of Exhibit

10.92 February 8, 2001 press release of the Company relating to its management changes