Form 10KSB
period 2001-03-31
COMPUTONE CORPORATION
filed 2001-07-02
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2001

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________ to _________________

                             SEC file number 0-16172

                              COMPUTONE CORPORATION
                              ---------------------
                 (Name of small business issuer in its charter)

           Delaware                                     23-2472952
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia          30005
-----------------------------------------------------------     ----------------
         (Address of principal executive offices)                  (Zip code)

Issuer's telephone number:  (770) 625-0000

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2001 were $10,882,000.

On June 28, 2001, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $13,450,381.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,853,577 shares of Common Stock outstanding on June 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COMPUTONE CORPORATION

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
PART I.

Item 1.   Description of Business.                                             3

Item 2.   Description of Property.                                             9

Item 3.   Legal Proceedings.                                                   9

Item 4.   Submission of Matters to a Vote of Security Holders.                 9

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.            9

Item 6.   Management's Discussion and Analysis of Operations.                 11

Item 7.   Consolidated Financial Statements.                                  14

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.                                           14

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.                  14

Item 10.  Executive Compensation.                                             14

Item 11.  Security Ownership of Certain Beneficial Owners and Management.     14

Item 12.  Certain Relationships and Related Transactions.                     15

Item 13.  Exhibits and Reports on Form 8-K.                                   15

          Signatures                                                          17

                                     PART I

Item 1.  Description of Business.
-------  -----------------------

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

     On April 12, 2000, the Company, its wholly owned subsidiary New Computone Corporation (the "Merger Sub"), Multi-User Solutions, Ltd. ("Multi-User") and Darrin S. Sherrill and John H. Gardner, Jr., (the "Multi-User Shareholders") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Multi-User would merge with and into Merger Sub and thereupon become a wholly owned subsidiary of the Company on June 28, 2000. In summary, the Merger Agreement provided that upon the Merger, each of the 1,000 outstanding shares of common stock of Multi-User would be cancelled and extinguished and converted into $4,000 in cash, an aggregate of $4,000,000 and 800 shares of the Company's Common Stock at $4.75 per share, an aggregate of 800,000 shares valued at $3,800,000 (collectively, the "Initial Merger Consideration").

     On June 28, 2000, the Company, Merger Sub, Multi-User and the Shareholders consummated the transactions contemplated by the Merger Agreement and concurrently placed into escrow initial purchase consideration consisting of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as more fully described in the Merger Agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User Shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $.72 per share or $359,000.

     The Merger Consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003.

     Multi-User is a technology support and integration company specializing in providing operating system support, systems integration and on-site hardware maintenance for turnkey systems providers, OEM's, and major companies in the United States and Canada. The primary focus of both Multi-User and the Company are companies utilizing the SCO UNIX, Linux and Microsoft WindowsNT operating systems.

     (b)  Financial Information about Industry Segments.
          ---------------------------------------------

     With the acquisition of Multi-User, the Company operates in two business segments: (i) network connectivity and remote access products ("Connectivity Products"); and (ii) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). Note 7 of the Company's audited consolidated financial statements included herein provide certain financial information regarding these segments.

     (c)  Narrative Description of Business.
          ---------------------------------

Current Business
----------------

     Enterprise Management
     ---------------------

     Beginning in fiscal year 2002, the Company will provide Enterprise Management Solutions ("EMS"). This hybrid product is a combination of consulting, integration, installation, and support offered by the Service and Support segment of the Company combined with hardware and software solutions offered by the Connectivity Products segment. EMS will produce a total solution for Console Management that allows a system administrator to securely administer, troubleshoot or reboot any server, router or PBX devise on their network using the network if available but also operating Out of Band

("OBM") or Remotely ("RCM"). Pure In Band Management, which only allows access via the network connection, has an inherent weakness - communication is subject to the same problems the network may experience. For example, when the router or network is down the access path between the managed device and the management workstation is eliminated. In addition, for security, the RCM solution utilizes secureshell (ssh(R)), which provides 128-bit encryption for sensitive data. The managed services market for 2002 is estimated at $11 billion with 2%, or $220 million, in RCM. By being an early entrant into this market, the Company seeks to capture a substantial share of this business.

     Connectivity Products
     ---------------------

     Within its Connectivity Products segment, the Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types. Customers base their purchasing decisions on product performance, support, quality, reliability, price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

     Both the communication server products and traditional multi-port products of the Company address remote access markets. The communication server products, the IntelliServer family, provide a workstation caliber hardware platform by incorporating a high performance RISC CPU, large system memory and high-speed serial communication devices. The Company's intelligent servers incorporate the UNIX-like operating system and facilitate LAN remote access and network protocol support. The IntelliServer supports industry standard TCP/IP network protocols and includes Radius, the de facto security utility. In 2002, the Company will attempt to migrate its multi-port customers to its server products and to win additional customers from multi-port competition through this paradigm shift.

     During the first quarter of fiscal year 2002, the Company will introduce a new family of Console Management solutions with Out-of-Band (OBM) and Remote Console Management (RCM) features. The IntelliServer RCM4, the IntelliServer RCM8 and the IntelliServer RAS2000RCM intelligent servers as well as additions to the RAS2000 family the RAS2004 and RAS2008 will be available to customers. The new Computone IntelliServer(R) RCM4 (supporting four devices) and RCM8 (supporting eight devices) are engineered with enhanced features, allowing centralized and remote control of network devices through serial console ports. Supporting a variety of network devices, including switches, routers, hubs, workstations, multiple servers or management systems, the new RCMs provide an alternate route to securely manage devices via dial-in connections, local terminals or direct network access (Ethernet) in addition to the public network. The RAS2004 and RAS2008 are designed to capture a large portion of the four and eight multi-port market because of their reliability and flexibility.

     The majority of the multi-port systems are intelligent devices that incorporate on-board processors, memory chips and related circuitry, which allows the multi-port subsystem to manage efficiently the flow of data to and from the host computer, relieving the host computer's CPU of most input/output ("I/O") functions and enhancing overall performance. In short, these products enable multiple devices to be connected to a single PC or microprocessor. The Company's server products will effectively compete for this business because they allow multiple servers to attach to the same devise and operate independent of the host's bus architecture, operating system, or driver.

     The Company's will continue to offer multi-port products now available on today's most popular computer platforms (PCI compatible systems and ISA systems (IBM PC AT-compatible)). In addition, the products are compatible with and support a large number of industry-standard operating systems including Linux, Caldera UNIX (including SCO versions), Unixware, Solaris, UNIX derivatives, Microsoft WindowsNT, IBM OS/2, DOS and Multi-User DOS and Novell Netware.

     The Company currently offers several families of multi-port products with widespread industry name recognition: ValuePortTM, IntelliPort IITM, IntelliPort PlusTM, IntelliPort II ExpandableTM, and the high speed Gold CardTM. These products, combined with the IntelliServer RAS2000TM communication server products, are currently marketed through distributors to systems integrators, value-added resellers ("VARs"). The Company has established a new direct sales force located regionally throughout North America that markets directly to large volume end-users. Products are also sold and licensed to selected original equipment manufacturers ("OEMs").

     Service and Support
     -------------------

     Within its Service and Support segment, the Company provides operating system support, systems integration and on-site hardware maintenance for turnkey system providers (i. e., software developers with a specialized application for a vertical market), OEM's, and major companies in the United States and Canada under the name of Multi-User Solutions. The Company provides a menu of services and products that enable these vendors to provide a complete business solution to its end user. This solution enhances the customer satisfaction for the vendor and provides increased profits on hardware and maintenance contracts that it sells to its end-user customer base. In addition, the vendors are able to provide this superior customer service without investment or infringement on their software development business. By selling through these vendors, Multi-User is able to leverage the sales forces of the turnkey software provider to market its products and services. In addition, Multi-User benefits from an administrative perspective, as the software provider collects accounts receivable from the end-user.

     The Company provides support and integration services to approximately 40 major software vendors with customers at over 10,000 locations. The Company utilizes its own 24x7 (twenty-four hours per day, seven days a week) help desk to handle and track all service calls. The Company dispatches field engineers as needed from one of its nationwide service partners, including IBM(R) and NCR(R), to provide on-site assistance. The Company's standard support is next day service, but it also offers same day and 24x7 contracts. The Company provides support on a variety of multi-user operating platforms including SCO(R) UNIX(R), Linux(R), Windows(R) NT, Novell(R) and other Open Systems.

     The Company has had long-standing relationship with Santa Cruz Operation ("SCO"). SCO has about 70% of the UNIX marketplace on Intel platforms. The Company was the first Authorized Support Center ("ASC") for SCO in North America. During fiscal year 2001, Caldera Systems, Inc. ("Caldera(R)"), one of the nation's leading distributors of Linux, acquired SCO. The Company continues to build on this continuing relationship. On March 1, 1999, Caldera selected Multi-User as its first ASC. In addition, the Company has operational responsibilities for Caldera's internal help desk and telemarketing sales for support contracts. Linux has been receiving attention due to its strong growth over the past two years as a server operating system. With the acquisition of SCO by Caldera and the Multi-user relationship with SCO customers and experience with Linux, the Company should be positioned to effectively exploit this market segment.

     Multi-User is a Microsoft Certified Solution Provider and authorized on IBM, Compaq(R) and Hewlett Packard(R) systems and well as integrating its own white-box custom configured servers for its customers.

     Over 5,000  turnkey  software  vendors  have been  identified  as potential customers for the Company's services and products. At present, the Company generates revenues from approximately 50 customers. Significant revenue increases are possible by penetrating only 1% to 2% of the potential market.

Manufacturing
-------------

     Connectivity Products
     ---------------------

     The Company subcontracts with independent contract manufacturers that specialize in product manufacturing to procure most parts and services involved in the production of a majority of its products. The manufacturers procure all the necessary parts and components and perform quality control testing of the assembled products. The Company believes that this approach to manufacturing is advantageous because of the reduced capital requirements, production flexibility, reduced equipment and facilities needs and reduced personnel requirements. The company maintains a small efficient manufacturing facility for quick production of engineering prototypes and new product introductions as well as producing smaller volume products where the economies of scale offered by contract manufacturers are not available.

     Service and Support
     -------------------

     The Company purchases computer components to build its own white-box custom configured servers for its customers. These custom services include the installation of operating systems and specialized software to meet the need of the customer's end users. The production of the servers occurs at the Company's Norcross, Georgia facility.

Technology
----------

     New Product Lines
     -----------------

     The Company has now created three new families of products. The remote access server ("RAS") product family is designed to address the server marketplace. This product family comes in 16, 32, 48 and 64 port configurations. These servers are designed for use in data or distribution centers where there is a need for a large number of serial devices. The product family will be expanded during the first quarter of fiscal 2002 to include 4 and 8 port solutions. These servers will contain the functionality of the large products with the added feature of smaller footprints.

     Console Management solutions are the second family of products. These products perform administration functions for devices in data centers using the network or the serial connection as the access point. Therefore, the console can be in the same physical location or in a different location as the device(s) that it is controlling. These intelligent servers via dial-in provide a secure modem connection. They also allow non-root access users to view, but not change, configurations while supporting other security protocols including PAP, CAP, MSCHAP, RADIUS, and IP packet filtering. The RCM solution supports enhanced administration options, including 32K non-connect port buffering, which provides an audit trail to assist in quickly troubleshooting network devices. Line-by-line event logging and system monitoring are also available to help administrators quickly identify and diagnose system problems. In addition, the Web browser interface assures easy installation, reduces training time, and lowers administrative costs. The remote shell (or command line) interface allows scripting of multiple commands, and the tip menu assigns descriptive names to each port rather than numbers, simplifying port administration. These products are all built on the same flexible kernel and software base.

     The Company is developing an Enterprise Management System (EMS). EMS is a network of devices and associated software that allows for many RCMs to be employed in a data center. Development is underway with product availability in the third quarter of fiscal 2002.

     Existing Legacy Product Lines
     -----------------------------

     The Company provides remote access and multi-user/multi-port solutions. These products allow multiple serial devices (terminals, printers, plotters, modems, Point-of-Sale, data acquisition, bar code scanners, etc.) to be connected to a PC server or "host" computer via a PCI or ISA slot. Multi-port subsystems can be either non-intelligent (placing the burden of managing I/O functions on the host computer's CPU) or intelligent (off loading the host computer of I/O-related tasks and increasing overall throughput within the system).

The Company's multi-port products currently consist of:

     o    VALUEPORT - economical 4-port solutions for ISA computers.

     o INTELLIPORT II - high-performance 4-port and 8-port solutions for ISA, EISA and Micro Channel computers.

     o INTELLIPORT PLUS - high-performance 4-port and 8-port solutions with speeds of 921Kbps on all ports ISA Controller.

     o INTELLIPORT II EXPANDABLE - scaleable high-performance 16 to 64 port subsystems for PCI, and ISA computers.

     o GOLDCARD - high performance 4 port and 8 port PCI solution, utilizing the Company's Direct Access Serial Hardware Engine ("DASHE").

     Service and Support
     -------------------

     The Company has invested substantial financial resources in an automated management information system for tracking its business. This information system enhances the ability to quickly respond to customer service requirements, manage service call flow and escalations, and to manage parts inventory. By developing its own service call program, the Company is able to continue to customize to meet a changing service environment and service levels required as the business expands. The system accumulates costs by customers or by specific products supported, and greatly assists productivity and quality control.

     The Company diagnoses problems by help desk before sending the field engineer on-site. The help desk is used to determine issues and select parts to ship to the site. With this system in place, the field engineer arrives on-site with parts to fix the problem on the first attempt. Senior-level help desk engineers are used to diagnose and resolve issues quickly. The use of senior-level qualified engineers eliminates unnecessary dispatches of field engineers thereby saving both the Company and its customers' time and money.

Sales and Marketing
-------------------

     To accommodate the evolving computer systems marketplace, the Company has established a direct sales force to market the new product lines to large enterprises including Internet service providers, computer systems integrators and OEMs. Distributors will continue to provide product to value added resellers, dealers and sophisticated end users. These distribution channels make the Company's products available to the entire computer marketplace.

     Customers for the Company's products are located throughout the world. During the Company's 2001 and 2000 fiscal years, approximately 95% and 85% of the Company's revenues were generated in the United States, respectively. Restructuring plans are underway to increase Computone market presence outside of North America.

     Product testing and customer service are on-going programs for the Company. Through its product testing staff, the Company offers product specification programs, compatibility testing with computers and other peripherals, operating systems and applications software, beta testing and competitive product testing. Through its customer service staff, the Company continues to build its programs that respond to customer needs with accurate solutions in a timely manner. The customer may receive updates or revisions of operating system device drivers from this department or may obtain them from the Company's INTERNET ftp site.

     The Company continues to develop sophisticated server-based communication equipment with more software functionality, such as the Enterprise Management System and the IntelliServer RCM product family. These more sophisticated solutions including software and hardware require more support both before and after the sale.

Competition
-----------

     The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. The growing market for the type of products offered by the Company is highly competitive. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same products, while customers base their purchasing decisions on product performance, support, quality, reliability, price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

     More than 15 companies are manufacturing and selling products, which compete with products sold by the Company in the I/O multi-user segment of the microcomputer industry. The Company believes its share of this market is currently less than 10 percent. Frequently Avocent, Cyclades, Digi International, Lightwave Communications (recently acquired by Lantronix), Pearle Systems and Xyplex compete with the Company for the same customers in the United States market. Approximately 20 additional companies have the capacity to offer competitive products. In the European market, Digi International, Pearle Systems and Cisco Systems are the Company's principal competitors. The Company believes its share of the personal computer, Intel(R)-based server, operating system support, on-site service and computer integration market is currently less than 10 percent. There are numerous competitors in this arena, both large and small, that will have an impact on market share.

     The Company's competition comes from (i) other manufacturers of remote access, Out-of-Band Management systems and communications servers, (ii) other manufacturers of I/O subsystems and multi-port serial controllers (iii) LAN device manufacturers and (iv) service and support companies. The products manufactured and/or services offered by the Company and by each of its competitors vary in capability, function and performance. In response to the demand to maintain 99.99% network uptime and the growing complexities of corporate network infrastructure, the Company has introduced EMS as an integral part of the Company's Professional Services Division. There are no known competitors with a competitive product for EMS. The Company believes that it can service this target market efficiently. The Company now has the ability to offer monitoring, support and on-site service, 24 hours a day, seven days a week, 365 days a year. The Company plans to garner market share over the next fiscal year.

     The Company expects its competitors to continue to improve the design and performance of their products. As is typical with the Company's competitors, the Company does not hold any patents on its products and relies principally on its ability to innovate to remain competitive. The Company has also embarked on an aggressive program to lower the cost of its products and prevent unauthorized duplication by creating and integrating new application-specific integrated circuit ("ASIC") high-density chips for use in current and future products. Although the Company believes that it offers products with price and performance characteristics competitive with, and in certain instances, superior to, those offered by its competitors, there can be no assurance that the Company will be able to develop enhanced products, new technology or have sufficient financial resources to maintain its competitive position.

Export Sales
------------

     The Company's sales from customers located outside the United States, primarily in Europe, Central and South America approximated 5% and 15% of net revenues for the 2001 and 2000 fiscal years, respectively. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers
---------------------

     The Company had three customers whose purchases exceeded 10% of product sales in fiscal 2001. These customers are Arrow Electronics ($1,457,000 or 13%), Tech Rx ($1,435,000 or 13%) and Lowes Companies/Harbor Technologies ($1,002,000 or 10%). In fiscal 2000, purchases by Lowes Companies/Harbor Technologies were $3,201,000 or 29% of product sales, by Tech Data were $1,464,000 or 13% of product sales, and by Wal-Mart were $1,107,000 or 10% of product sales.

Product Development
-------------------

     During fiscal years 2001 and 2000, the Company's product development expenditures were $1,292,000 and $1,749,000, respectively. In addition, for fiscal years 2001 and 2000, the Company capitalized $45,000 and $175,000 of software development costs, respectively.

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

Employees
---------

     At March 31, 2001, the Company had 80 full-time employees. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.

Backlog
-------

     The Company's customers typically place orders for delivery within a short period of time. Therefore, the Company does not believe that its backlog is a good indicator of future sales. Typically, the Company or its distributors hold sufficient inventory of finished products to allow shipments to customers to occur within one week of the receipt of the order.

Other
-----

     Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Description of Property.
-------  -----------------------

     The Company's Connectivity Products personnel are primarily located in a 22,400 square foot building in Alpharetta, Georgia, which it has occupied since October 1997. The principal lease for this facility expires September 30, 2007 and has an annual rent expense of approximately $178,000. The Company's Support and Service personnel are located in a 19,000 square foot building in Norcross, Georgia, which it has occupied since September 1996. The principal lease for this facility expires May 31, 2002 and has an annual rent expense of approximately $95,000. The Company believes that both of these facilities and equipment are well maintained, in good operating order and sufficient for its current needs.

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

     The Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have a material adverse impact, individually or in the aggregate, on the Company's consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

     During the 4th quarter of the 2001 fiscal year, no matter was submitted to a vote of the Company's security holders by means of the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------   --------------------------------------------------------

          (a)  Market Information.
               ------------------

     The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the OTC Bulletin Board.

                       Year ended March 31, 2001       Year ended March 31, 2000
                       -------------------------       -------------------------

                         High            Low              High            Low
                         ----            ---              ----            ---
1st Quarter             $ 6.50         $ 3.19            $ 2.75         $ 1.44
2nd Quarter               5.06           2.75              1.94           1.19
3rd Quarter               3.63           1.75              4.25           1.00
4th Quarter               2.69           0.63              7.00           2.09

As of June 28, 2001 the closing price for the Company's common stock was $1.23 per share.

          (b)  Holders.
               -------

     As of March 31, 2001, the Company had approximately 2,000 holders of record of the 12,853,577 shares of Common Stock then outstanding.

          (c)  Dividends.
               ---------

     The Company has never declared or paid dividends on its Common Stock.

          (d)  Sale of Unregistered Securities
               -------------------------------

     During fiscal 2001, the Company issued the following restricted securities that have not been registered under the Securities Act of 1933 ("Securities Act").

     June 2000:

     The  Company  sold  1,249,671  shares  of its $.01 par value  common  stock
("Common Stock") for $3.25 per share under the exemption provided by Section 4(2) of the Securities Act. PMG Capital Corp. (formerly, Pennsylvania Merchant Group) acted as placement agent and was paid a placement fee of $325,000 and was granted a warrant to purchase 24,993 shares of Common Stock. The warrants are exercisable at $3.25 per share and expire on June 28, 2005. The proceeds were used in the acquisition of Multi-User.

     The Company issued 700,000 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as part of the consideration pursuant to the acquisition of Multi-User.

     The Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable (the "Note") of which the proceeds were used to fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of
Common Stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003.

     July 2000:

     The Company sold 76,923 shares of Common Stock for $3.25 per share under the exemption provided by Section 4(2) of the Securities Act. The proceeds were used for working capital purposes.

     February 2001:

     The Company issued 309,272 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, in settlement of a debt and accrued interest in the amount of $309,272.

     March 2001:

     The Company issued 500,000 additional shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, pursuant to the resolution of certain matters in connection with the acquisition of Multi-User.

     The Company issued 8,970 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as partial payment for consulting services.

Item 6.  Management's Discussion and Analysis of Operations.
-------  ---------------------------------------------------

Results of Operations - Fiscal 2001 Compared to Fiscal 2000
-----------------------------------------------------------

     During fiscal 2001, the Company incurred a net loss of $4,423,000 on revenues of $10,882,000 compared to a net loss in fiscal 2000 of $1,251,000 on revenues of $11,198,000.

     Net sales of Connectivity Products decreased from $11,198,000 in fiscal 2000 to $5,840,000 in fiscal 2001. The fiscal 2001 decrease in Connectivity Products sales was primarily due to the slowdown of the United States economy. The Company also experienced a decline in sales of its legacy products in fiscal 2001 resulting in reduced revenues due to erosion in the asynchronous product market and the demand downturn associated with the post Year 2000 period. A substantial portion of the decrease in net revenues is also attributable to lower sales to the Company's two largest non-distribution customers. During the prior year, these customers were involved in projects to replace competitor's equipment and expand the use of the Company's products in additional applications. The net sales from Service and Support were $5,042,000 for the current year.

     Cost of products sold totaled $7,733,000, or 71% of product sales (29% gross margin), for fiscal 2001 compared to $7,070,000, or 63% of product sales (37% gross margin), for fiscal 2000. Cost of sales for Connectivity Products for fiscal year 2001 was $4,090,000 resulting in a gross margin of 30%. The reduction in gross margin in fiscal 2001 on Connectivity Products compared to the prior year is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume and a higher provision for inventory obsolescence. Cost of sales for Service and Support for fiscal 2001 was $3,643,000 resulting in a gross margin of 28%.

     In fiscal 2001, the Company recorded a non-cash expense of $652,000 for amortization of goodwill related to the acquisition of the Service and Support line of business.

     Selling, general and administrative ("SGA") expenses for fiscal 2001 totaled $4,676,000 compared to $3,434,000 for fiscal 2000. SGA expenses related to Connectivity Products increased by $132,000 or 4% in fiscal 2001 from the prior fiscal year. This slight increase is primarily attributable to a $56,000 increase in advertising costs, a $43,000 increase in travel and entertainment, and a $58,000 increase in depreciation and amortization, partially offset by a $58,000 decrease in compensation costs. SGA expenses for Service and Support were $1,110,000 for the fiscal year ended March 31, 2001.

     Product development costs charged to expense for fiscal 2001 totaled $1,292,000, or 12% of total net sales, compared to $1,749,000, or 16% of total net sales for fiscal 2000. This fiscal 2001 decrease of $457,000, or 26%, is primarily due to decreases in compensation costs due to staff reductions and decreases in costs of third party engineering services.

     Interest expense charged by affiliates for fiscal 2001 totaled $8,000 compared to $76,000 for fiscal 2000. This 2001 decrease of $68,000 is primarily due to the settlement of debt through the issuance of common stock. Interest expense charged by others for fiscal 2001 totaled $323,000 compared to $109,000 for fiscal 2000. This fiscal 2001 increase of $214,000 is due primarily to the issuance of new debt. In fiscal 2001, the Company expensed $636,000 related to amortization of the discount on the 11%, $2,500,000 note payable.

     During fiscal 1999, the Company, in conjunction with a contemplated (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Pennsylvania Merchant Group, ("PMG"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 capital contribution to be paid no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company received the remaining $250,000.

Liquidity and Capital Resources
-------------------------------

     During the years ended March 31, 2001 and 2000, the Company suffered net losses of $4,423,000 and $1,251,000, respectively, operating cash flow deficiencies of $1,279,000 and $689,000, respectively and as of March 31, 2001, the Company had a net working capital deficiency of $2,794,000.

     Through March 31, 2001, The Company had a revolving line of credit with a bank that provided for borrowings of up to $1,400,000 based on the available borrowing base, as defined (the "Line"). Borrowings under the Line bore interest at prime plus 2%. As of March 31, 2001, the Company had $587,000 in outstanding borrowings under the Line leaving $48,000 available under the line. The Line was collateralized primarily by the Company's accounts receivable and inventory.

     The Line contained minimum net working capital and tangible net worth covenants and, as of March 31, 2001, the Company was in violation of the net working capital covenant. In April 2001, the Company received notice that the lender had made demand for payment of the Line's outstanding balance and terminated the Line. On June 22, 2001, the Company repaid all remaining outstanding Line borrowings. While the Company is engaged in negotiations with several prospective lenders to provide working capital financing, no assurance can be given that the Company will be able to consummate an agreement.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable due on December 28, 2001 (the "Note") the proceeds of which were used to partially fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the Value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

     The Note was subordinated to the Company's line of credit. The Note is guaranteed by the Company and its wholly owned subsidiaries and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of its other financing arrangements in excess of $50,000.

     As of March 31, 2001, the Company was in violation of the Note's cross default provision. On June 22, 2001, the Company cured the default by repayment of the Line (Note 2).

     The above noted matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below.

     During the first quarter of fiscal 2002, the Company released and shipped several new products including initial units of its 4 port and 8 port versions of its RAS and RCM products and its RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company believes that net sales in the first and second quarters of fiscal 2002 will exceed the fourth quarter of fiscal 2001, and that net sales will continue to rise as fiscal 2002 continues.

     During  May  2001,  the  Company  received  its  first  order  for  its new
Enterprise Management System. This system is a hybrid product that is a combination of consulting, integration, installation, and support offered by the Service and Support segment of the Company combined with hardware and software solutions offered by the Connectivity Products segment. This product will produce a total solution for Console Management that allows a system administrator to securely administer, troubleshoot or reboot any server, router or PBX devise on their network using the network if available but also OBM or RCM. The Company expects to complete shipment of this order, which exceeds $600,000, in the third quarter of fiscal 2002.

     The Company's cash balances at June 26, 2001 of $559,000 have increased from the March 31, 2001 balance of $264,000.

     By adding sales personnel and by leveraging the distribution channel for certain products, the Company continues to seek opportunities to expand sales volume.

     No assurances can be given that the Company will be successful in achieving profitable operations, positive cash flow from operations and working capital or in obtaining additional debt and equity financing during fiscal 2002.

Cash Flows - Fiscal 2001 Compared to Fiscal 2000
------------------------------------------------

     Net cash used in operating activities amounted to $1,279,000 during fiscal 2001 compared to $689,000 during fiscal 2000. The use of cash in operations in fiscal 2001 resulted primarily from the Company's net loss offset by depreciation and amortization, reductions in accounts receivable and inventory, and increases in accounts payable and accrued liabilities.

     Net cash used in investing activities amounted to $4,653,000 during fiscal 2001 compared to $454,000 during fiscal 2000. The increase in net cash from investing activities in fiscal 2001 compared to fiscal 2000 resulted primarily from the acquisition of Multi-User.

     Net cash provided by financing activities amounted to $5,999,000 during fiscal 2001 compared to $1,322,000 during fiscal 2000. The Company generated $4,314,000 in fiscal 2001 through the issuance of common stock. Additionally, the Company received $2,500,000 in proceeds for the issuance of debt. These cash proceeds were offset by a decrease in net borrowings of $406,000 against its line of credit.

     The Company had a working capital deficit of $2,794,000 at March 31, 2001 compared to a surplus of $155,000 at March 31, 2000, a decrease of $2,949,000. This decrease results primarily from the issuance of a $2,500,000 notes payable the proceeds of which were used to partially fund the acquisition of Multi-User. The ratio of current assets to current liabilities at March 31, 2001 was 0.58 to
1.00 compared to 1.04 to 1.00 at March 31, 2000.

     The Company's primary cash commitments in fiscal 2002 include payments under non-cancelable operating leases ($319,000), notes payable and current maturities of long-term debt ($3,582,000) and investments in product development ($1,292,000 in fiscal 2001). With respect to notes payable and current maturities of long-term debt, $495,000 of the $3,582,000 due to related parties, the payment terms of which the Company believes can be extended as needed.

Outlook for Fiscal Year 2002
----------------------------

     The Company will continue to introduce new products during fiscal 2002. While the beginning of fiscal 2002 will continue to be impacted by the industry-wide slowdown due in the domestic economy, the Company is optimistic that revenue will increase as fiscal 2002 progresses. These increases will be driven by the introduction of new products and new applications developed and brought to market over the first six months.

Capital Expenditures
--------------------

     The Company does not plan any major capital expenditures in the foreseeable future.

Impact of Inflation
-------------------

     Management believes that inflation has not had a material effect on the Company's operations.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting For Derivative Instruments And Hedging Activities". The Company adopted SFAS 133 (as amended by SFAS' 137 and 138) on April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's April 1, 2001 adoption of SFAS 133 had no impact on the Company's financial position or results of operations as the Company has no derivative instruments.

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

Item 8.  Changes In and Disagreements With Accountants On Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     On April 5, 2000, the Company filed Form 8-K announcing that on March 30, 2000 the Company dismissed BDO Siedman, LLP as its independent accountants and retained Deloitte & Touche, LLP. There were no disagreements between the Company and its accountants.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

     The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.  Executive Compensation.
--------  ----------------------

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

     Same as Item 10. above.

Item 12.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     Same as Item 10. above.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

(a)  The following documents are filed as part of this Form 10-KSB Report:  Page
                                                                            ----
          (1)  Consolidated Financial Statements:

                    Independent Auditors' Report as of and for the years      18
                         ended March 31, 2001 and March 31, 2000

                    Consolidated Balance Sheets as of March 31, 2001 and      19
                         March 31, 2000
                    Consolidated Statements of Operations for the years       20
                         ended March 31, 2001 and March 31, 2000

                    Consolidated Statements of Cash Flows for the years       21
                         ended March 31, 2001 and March 31, 2000

                    Consolidated Statements of Stockholders' Equity for       22
                          the years ended March 31, 2001 and March 31, 2000

                    Notes to Consolidated Financial Statements                23

          (2)  Consolidated Financial Statement Schedule:

                     Schedule II - Valuation and Qualifying Accounts          35

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

10.88 The Registrant's 1998 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 filed April 1, 1999)

10.89 Employment Agreement dated as of February 1, 1999 between the Registrant and Keith H. Daniel (Incorporated by reference to
               Exhibit 10.89 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000)

10.91 April 17, 2000 press release issued by Computone Corporation announcing the proposed acquisition of Multi-User, Ltd. (Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000)

10.92 Employment Agreement between the Registrant and Eugene L. Bebeau dated April 1, 2001.

10.93 Employment Agreement between the Registrant and John W. Smith dated April 1, 2001.

10.94 The Registrant's 2000 Equity Incentive Plan for Outside Directors and Consultants

10.95          The Registrant's Amended and Restated 1998 Equity Incentive Plan

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

                              COMPUTONE CORPORATION

                            BY     /s/ E. Leo Bebeau
                                   -------------------
                                   President and Chief Operating Officer
                                   (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                       Capacity                         Date
     ----------                       --------                         ----

/s/  John D. Freitag            Chairman of the Board              June 29, 2001
---------------------
John D. Freitag

/s/  Keith H. Daniel            Chief Financial Officer            June 29, 2001
--------------------            (principal financial and
Keith H. Daniel                 accounting officer)

/s/  David R. Laube             Director                           June 29, 2001
-------------------
David R. Laube

/s/ Erik Monninkhof             Director                           June 29, 2001
-------------------
Erik Monninkhof

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Computone Corporation
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Computone Corporation and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 13. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computone Corporation and subsidiaries as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended March 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the years ended March 31, 2001 and 2000, the Company incurred net losses of $4,423,000 and $1,251,000, respectively, operating cash flow deficiencies of $1,279,000 and $689,000, respectively, and as of March 31, 2001, the Company has a working capital deficiency of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit and in April 2001, the lender demanded payment of the Line's outstanding March 31, 2001 balance of $587,000 and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. As of March 31, 2001, the Company has $2,995,000 in outstanding principal on notes payable that matures during the year ended March 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Atlanta, Georgia
June 29, 2001

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                         Year Ended
                                                               -------------------------------
                                                               March 31, 2001   March 31, 2000
                                                               --------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $    264         $    197
   Receivables, net of allowance for doubtful accounts
      of $150 at March 31, 2001 and $181 at March 31, 2000           1,297            1,389
   Inventories, net                                                  2,173            2,421
   Prepaid expenses and other                                          163               95
                                                                  --------         --------
Total current assets                                                 3,897            4,102

Property and equipment, net                                            606              654

Goodwill, net of accumulated amortization of $652 as of
   March 31, 2001                                                    8,078               --

Software development costs, net of accumulated amortization
   of $687 and $496 as of March 31, 2001 and 2000, respectively        242              388

Other                                                                  127               52
                                                                  --------         --------
TOTAL ASSETS                                                      $ 12,950         $  5,196
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                        $  2,056         $  1,042
   Accrued liabilities:
      Deferred maintenance revenue                                     848               --
      Deferred gross profit                                            112              358
      Interest                                                         163              255
      Other                                                            621              555
   Line of credit                                                      587              993
   Notes payable to stockholders                                       495              590
   Current maturities of long-term debt, net of discount of
      $691,000 at March 31, 2001                                     1,809              154
                                                                  --------         --------
Total current liabilities                                            6,691            3,947

Long-term debt, less current maturities                                 --              193
                                                                  --------         --------
Total liabilities                                                    6,691            4,140
                                                                  --------         --------
Commitments and contingencies (See Note 6)

Redeemable convertible preferred stock, $.01 par value:
   400,000 shares authorized; no shares issued and
   outstanding, as of March 31, 2001                                    --               --
                                                                  --------         --------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,853,577 and 9,977,214 shares issued and
      outstanding, respectively                                        129              100
   Additional paid-in capital                                       59,150           49,553
   Accumulated deficit                                             (53,020)         (48,597)
                                                                  --------         --------
Total stockholders' equity                                           6,259            1,056
                                                                  --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,950         $  5,196
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                            Year Ended
                                                  ------------------------------
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
Revenues:
   Connectivity Products                             $  5,840        $ 11,198
   Service and Support                                  5,042              --
                                                     --------        --------
                                                       10,882          11,198
Expenses:
   Cost of products sold                                4,090           7,070
   Cost of services rendered                            3,643              --
   Amortizaton of goodwill                                652              --
   Selling, general and administrative                  4,676           3,434
   Product development                                  1,292           1,749
                                                     --------        --------
                                                       14,353          12,253
                                                     --------        --------

Operating loss                                         (3,471)         (1,055)

Other income (expense):
   Other income (expense)                                  15             (11)
   Interest expense - affiliates                           (8)            (76)
   Loan discount amortization                            (636)             --
   Interest expense - other                              (323)           (109)
                                                     --------        --------

Loss before income taxes                               (4,423)         (1,251)

Provision for income taxes                                 --              --
                                                     --------        --------

Net loss                                             $ (4,423)       $ (1,251)
                                                     ========        ========

Loss per common share - basic and diluted            $  (0.38)       $  (0.14)
                                                     ========        ========

Weighted average shares outstanding
   - basic and diluted                                 11,593           8,787
                                                     ========        ========

        See accompanying notes to the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    Year Ended
                                                          -------------------------------
                                                          March 31, 2001   March 31, 2000
                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(4,423)         $(1,251)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             1,764              441
      Provision for uncollectible accounts receivable              59               79
      Provision for inventory reserve                             342              239
      Changes in assets and current liabilities net of
       effects from business acquired:
         Receivables                                            1,145              445
         Inventories                                              241             (463)
         Prepaid expenses and other                               (65)             (46)
         Accounts payable and accrued liabilities                (342)            (133)
                                                              -------          -------
   Net cash used in operating activities                       (1,279)            (689)
                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                     (4,371)              --
   Capitalization of software costs                               (45)            (175)
   Capital expenditures                                          (237)            (279)
                                                              -------          -------
Net cash used in investing activities                          (4,653)            (454)
                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt                 2,500               --
   Repayment of debt - net                                       (382)            (132)
   Net repayments under lines of credit                          (406)             (56)
   Capital contribution                                           250               --
   Cost associated with the issuance of common stock             (325)              --
   Proceeds from exercise of common stock options                  48              368
   Proceeds from issuance of common stock                       4,314            1,142
                                                              -------          -------
Net cash provided by financing activities                       5,999            1,322
                                                              -------          -------

Net increase in cash and cash equivalents                          67              179
Cash and cash equivalents, beginning of period                    197               18
                                                              -------          -------
Cash and cash equivalents, end of period                      $   264          $   197
                                                              =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                                $   323          $   109
                                                              =======          =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:
      Common stock issued in settlement of accounts payable   $    19          $   691
      Common stock issued in settlement of debt                   309               --
      Common stock issued for business acquired                 3,684               --

        See accompanying notes to the consolidated financial statements.

                     Computone Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                           Common Stock
                                                     -------------------------     Additional     Accumulated    Stockholders'
                                                       Shares         Amount    Paid-In Capital     Deficit         Equity
                                                     ----------     ----------  ---------------   -----------    -------------
Balance, April 2, 1999                                8,321,674     $       83     $   47,369     $  (47,346)     $      106

   Exercise of common stock options                     267,206              3            365             --             368
   Issuance of common stock for payable settlement      325,000              3            688             --             691
   Issuance of common stock for cash
      including 135,000 shares as payment of
      issuance costs                                  1,063,334             11          1,131             --           1,142
   Net loss                                                  --             --             --         (1,251)         (1,251)
                                                     ----------     ----------     ----------     ----------      ----------

Balance, March 31, 2000                               9,977,214            100         49,553        (48,597)          1,056

   Exercise of common stock options                      31,527             --             48             --              48
   Issuance of common stock for debt settlement         309,272              3            306             --             309
   Issuance of common stock for payable settlement        8,970             --             19             --              19
   Issuance of common stock for cash                  1,326,594             14          3,974             --           3,988
   Issuance of common stock to acquire business       1,200,000             12          3,672             --           3,684
   Capital contribution                                      --             --            250             --             250
   Value of warrants issued with debt                        --             --          1,328             --           1,328
   Net loss                                                  --             --             --         (4,423)         (4,423)
                                                     ----------     ----------     ----------     ----------      ----------

Balance, March 31, 2001                              12,853,577     $      129     $   59,150     $  (53,020)     $    6,259
                                                     ==========     ==========     ==========     ==========      ==========

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     With the acquisition of Multi-User Solutions Ltd. ("Multi-User") on June 28, 2000 (Note 3), the Company currently generates revenue from two business segments: (i) network connectivity products ("Connectivity Products") and (ii) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). Within its Connectivity Products segment, the Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems using personal computers, servers and workstations. The Connectivity Products segment is involved in an industry characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Connectivity Products segment produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value-added resellers and original equipment manufacturers. Within its Service and Support segment, the Company provides a complete line of professional services including on-site hardware maintenance, operating system support, systems integration, and logistics management. The Company markets these services under the Multi-User Solutions name to customers of turnkey hardware and software vendors in North America.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     The Company generally recognizes product revenue upon shipment, net of an allowance for sales returns, and service revenue when services are performed. At these points, persuasive evidence of a sale arrangement exists, delivery has occurred for product sales, the Company's price to the buyer is fixed and determinable, and collectibility of the associated receivable is reasonably assured. The Company's policy is to defer recognition of revenue and cost of products sold on product sales to distributors until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than two years. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

     The Company generally provides a warranty of five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method.

     Raw materials that have no planned production life or exceed 18 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. Inventories are recorded in the accompanying consolidated balance sheet net of a reserve for excess, obsolete, and non-salable items of $550,000 and $333,000 at March 31, 2001 and March 31, 2000, respectively.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

          Equipment                                     3 to 7 years
          Furniture and fixtures                        3 to 5 years
          Leasehold improvements             shorter of asset life or lease term

     Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization expense on property and equipment for fiscal 2001 and 2000 amounted to $285,000 and $216,000, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software development costs are capitalized upon establishing the respective technological feasibility of a product and are amortized on a product-by-product basis based on the estimated economic lives of the related products, principally 4 years, beginning on the date the product is available for general release to customers. The amortization of such costs is included in the Company's cost of products sold.

     Amortization expense during fiscal 2001 and 2000 was $191,000 and $225,000,
respectively;   software   development  costs  totaling  $45,000  and  $175,000,
respectively, were capitalized during such years.

GOODWILL

     Goodwill represents the excess of the cost of the Multi-User acquisition over the fair value of the net identifiable assets acquired and is amortized using the straight line method over 10 years. During 2001, the Company recorded $652,000 in goodwill amortization expense.

IMPAIRMENT

     Long-lived assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the assets. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets. The Company discontinues depreciating or amortizing assets held for sale at the time the decision to sell the assets is made.

DEBT DISCOUNT

     Debt discount is amortized to interest expense using the straight-line method over 18-19 months, the life of the related notes payable (Note 5).

PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed when incurred. Product development costs amounted to $1,292,000 and $1,749,000 during fiscal 2001 and 2000, respectively.

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

STOCK BASED COMPENSATION

     Stock based compensation is accounted for in accordance with Accounting Principles Board Opinion No. ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock Based Compensation (Note 9).

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants of 2,543,717 and 1,309,643 in fiscal 2001 and 2000, respectively, because they were anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the statement of operations as a component of selling, general and administrative expenses. During fiscal 2001 and 2000, the Company incurred advertising expenses of $200,000 and $120,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting For Derivative Instruments And Hedging Activities". The Company adopted SFAS 133 (as amended by SFAS' 137 and 138) on April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's April 1, 2001 adoption of SFAS 133 had no impact on the Company's financial position or results of operations as the Company has no derivative instruments.

RECLASSIFICATIONS

     Certain amounts have been reclassified in the prior year's consolidated financial statements to conform to the current year.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements for the year ended March 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2001 and 2000, the Company incurred net losses of $4,423,000 and $1,251,000, respectively, operating cash flow deficiencies of $1,279,000 and $689,000, respectively, and as of March 31, 2001, the Company has a working capital deficiency of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit. In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. In addition, as of March 31, 2001, the Company has $2,995,000 in outstanding principal on notes payable that matures during fiscal 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During fiscal 2001, the Company raised equity capital of $5,207,000 required to partially fund the acquisition of Multi-User and to fund cash consumed in operations. Additional equity capital in the amount of $640,000 was raised subsequent to March 31, 2001. In addition, during the fourth quarter of fiscal 2001, the Company issued 309,000 shares of its common stock in settlement of $309,000 in notes payable plus accrued interest. The Company is currently in discussions with its subordinated lenders to extend the due dates on approximately $2,995,000 of debt scheduled to be repaid during fiscal 2002. Although the Company believes it will be successful in extending the due dates on a substantial portion of this debt, no assurances can be given that such extensions will be obtained.

     The Company intends to seek additional equity capital, as required, to fund its operations in fiscal 2002. The Company estimates the funds required would be about $700,000. However, no assurances can be given that the Company will be able to obtain additional equity capital in sufficient amount and/or under terms favorable to the Company.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit. This repayment of the terminated line of credit eliminated the default under the cross default provision of the Company's 11%, $2,500,000 note payable. The Company is currently in discussions with several prospective lenders to establish a new line of credit. Although the Company believes it will be successful in establishing a new line of credit in the second quarter of fiscal 2002, no assurances can be given that the Company will be able to establish the line of credit in sufficient amount and/or under terms favorable to the Company.

     During May 2001, the Company received its first order for its new Enterprise Management System ("EMS"). This system is a hybrid product that is a combination of consulting, integration, installation, and support offered by the Service and Support segment of the Company combined with hardware and software solutions offered by the Connectivity Products segment. The Company expects to complete shipment of this order, which exceeds $600,000, in the third quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company has shipped initial units of the 4 port and 8 port versions of its remote access server
("RAS") and remote console management ("RCM") products. Additionally, the Company shipped initial units of the RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company believes that net sales in the first and second quarters of fiscal 2002 will exceed the fourth quarter of fiscal 2001, and that net sales will continue to rise as fiscal 2002 continues. The Company will continue to identify new opportunities to expand sales volume by adding sales personnel and leveraging the Company's existing distribution channels. However, no assurances can be given that the Company's will increase its sales volume to generate sufficient cash flow to fund its operations during fiscal 2002.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

3.   ACQUISITION OF BUSINESS
     -----------------------

     On April 12, 2000, the Company entered into an agreement to acquire 100% of the stock of Multi-User, a Georgia-based system support and integration company, for an initial purchase price of $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's common stock valued at $3800,000. On June 28, 2000 the Company consummated the acquisition and placed into escrow initial purchase consideration of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as detailed in the purchase agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $359,000. The purchase consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003.

     The cash portion of the acquisition was financed through the issuance of an 11%, $2,500,000 note payable (Note 5) and a portion of the $3,736,000 in net proceeds received from the issuance of the Company's common stock (Note 11). The acquisition has been accounted for using the purchase method of accounting. Goodwill arising from the acquisition of $8,730,000 is being amortized using the straight-line method over 10 years. The consolidated statements of operations include the operations of the business since the acquisition date.

     The following unaudited pro forma information for 2001 and 2002 gives effect to the acquisition of Multi-User as if it had occurred on April 1 of each respective year:

                                                         2001       2000
                                                       --------   --------
     Net sales                                         $ 12,587   $ 20,561
                                                       ========   ========
     Net loss                                          $ (4,205)  $ (2,771)
                                                       ========   ========
     Net loss per share - basic and diluted            $  (0.35)  $  (0.26)
                                                       ========   ========

     The unaudited pro forma information is not necessarily indicative of the results of operations that would have been reported had such acquisition occurred on such date, nor is it indicative of the Company's future operations.

4.   OTHER BALANCE SHEET INFORMATION

     Other balance sheet information at March 31, 2001 and March 31, 2000 consists of the following (in thousands):

                                                           MARCH 31,   MARCH 31,
                                                             2001        2000
                                                            ------      ------
Inventories:
   Finished goods                                           $  540      $  597
   Work in process                                             147         206
   Raw materials                                             1,486       1,618
                                                            ------      ------
                                                            $2,173      $2,421
                                                            ======      ======
Property and equipment:
   Equipment                                                $3,237      $2,997
   Furniture and fixtures                                      677         495
   Leasehold improvements                                      240         229
                                                            ------      ------
                                                             4,154       3,721
Less accumulated depreciation and amortization               3,548       3,067
                                                            ------      ------
                                                            $  606      $  654
                                                            ======      ======

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

5.   NOTES PAYABLE AND LINE OF CREDIT

     (a) Notes payable as of March 31, 2001 and 2000 consists of the following (in thousands):

                                                                 MARCH 31,   MARCH 31,
                                                                   2001        2000
                                                                 ---------   ---------
10% note payable to a major stockholder due June 2001             $  100      $  300

10% note payable to a major stockholder due June 2001                 25          25

10% note payable to a stockholder due June 2001                      100         100

10% note payable to a major stockholder due on demand                115          --

7% note payable to a stockholder due on demand                       145         145

7% notes payable to major stockholders, $10,000 due on demand         10          20

Non-interest bearing note payable, net of discount, in monthly
   installments through October 2001 (See Note 5)                     --         347

11% note payable, net of discount, due December 2001               1,809          --
                                                                  ------      ------
                                                                   2,304         937
Less current maturities                                            2,304         744
                                                                  ------      ------
                                                                  $   --      $  193
                                                                  ======      ======

     On February 22, 2001, the Company repaid a portion of the 10% note payable to a major stockholder plus accrued interest of $309,000 through the issuance of 309,272 shares of its common stock.

     The non-interest bearing note was discounted using an interest rate of 9.75%. The Note was repaid in June 2000 (Note 6).

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable due on December 28, 2001 (the "Note") the proceeds of which were used to fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the Value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

     Through March 31, 2001 the Note was subordinated to the Company's line of credit. The Note is guaranteed by the Company and its wholly owned subsidiaries and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of their other financing arrangements in excess of $50,000.

     As of March 31, 2001, the Company was in violation of the Note's cross default provision. On June 22, 2001, the Company cured the default by repayment of the line of credit's then outstanding balance and through the lender's April 2001 termination of the Line (Note 2).

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

5.   NOTES PAYABLE AND LINE OF CREDIT, CONTINUED

     (b) Through March 31, 2001, the Company had a revolving line of credit with a bank that provided for borrowings of up to $1,400,000 based on the available borrowing base, as defined (the "Line"). Borrowings under the Line bore interest at prime plus 2%. As of March 31, 2001, the Company had $587,000 in outstanding borrowings under the Line. The Line was collateralized primarily by the Company's accounts receivable and inventory.

     The Line contained minimum net working capital and tangible net worth covenants and, as of March 31, 2001, the Company was in violation of the net working capital covenant. In April 2001, the lender made demand for immediate payment of all outstanding balances under the Line and terminated the Line. On June 22, 2001, the Company repaid all remaining Line borrowings. The Company is currently negotiating with several lenders to provide working capital financing (Note 2).

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under non-cancelable long-term operating lease agreements expiring at various dates through October 2007. Future minimum lease payments under these lease agreements at March 31, 2001 is as follows (in thousands):

          2002                              $  319
          2003                                 228
          2004                                 183
          2005                                 189
          Thereafter                           512
                                            ------
                                            $1,431
                                            ======

     Rent   expense  was  $426,000  and  $362,000  for  fiscal  2001  and  2000, respectively.

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

     On July 13, 1998, the Company was served with a Complaint filed in the U.S. District Court for the Central District of California by Marshall Industries ("Marshall"). Marshall sought approximately $1.02 million dollars from the Company alleging breach of contract in connection with manufacture of certain supplies for the Company. Of the total damages sought, approximately $368,000 related to product shipped to the Company and the remaining damages allegedly arose from the Company's failure to order further product from Marshall. In March 1999, the Company reached an agreement with Marshall to settle this matter. This agreement called for the Company to issue 69,880 shares of its common stock and sign a non-interest bearing promissory note in the amount of $579,000. In return, the Company received $386,000 of inventory and settled accounts payable referenced above in the amount of $368,000. The note was repaid in June 2000.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

6.   COMMITMENTS AND CONTINGENCIES, CONTINUED

     Other than the matters discussed above, the Company is not a defendant in any material pending proceedings or complaints. In the opinion of management, all pending legal proceedings will not have a material adverse impact, individually or in the aggregate, on the Company's consolidated financial position or results of operations.

7.   SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. The Company only had one reportable segment, Connectivity Products, prior to the June 28, 2000 acquisition of Multi-User (Service and Support segment). Segment information for the year ended March 31, 2001 follows:

                                       CONNECTIVITY     SERVICE     CONSOLIDATED
                                         PRODUCTS     AND SUPPORT      TOTALS
                                       -----------    -----------    -----------
     YEAR ENDED MARCH 31, 2001
     Revenue                            $  5,840       $  5,042       $ 10,882
     Operating Loss                       (3,108)          (363)        (3,471)
     Total Assets                          3,812          9,138         12,950

8.   INCOME TAXES

     A reconciliation of the statutory federal income tax provision to the Company's provision for income taxes for fiscal 2001 and 2000 is as follows:

                                                          2001         2000
                                                         ------       ------
          Statutory tax rate                                 34%          34%
          State tax rate, net of federal tax benefit          4            4
          Valuation allowance                               (38)         (38)
                                                         ------       ------
                                                             --%          --%
                                                         ======       ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The significant components of the Company's deferred tax liabilities and assets at March 31, 2001 and March 31, 2000 are as follows (in thousands):

                                                           MARCH 31,   MARCH 31,
                                                             2001        2000
                                                           --------    --------
Deferred tax liabilities:
   Software costs                                          $    158    $    130
                                                           ========    ========
Deferred tax assets:
   Allowance for doubtful accounts                         $     55    $     34
   Depreciation                                                  28          11
   Inventory                                                    173          86
   Other accrued expenses                                       291         212
   Net operating loss carryforwards                          15,603      14,035
   General Business Credit                                       46          46
   Valuation allowance                                      (16,038)    (14,294)
                                                           --------    --------
Total deferred tax assets                                  $    158    $    130
                                                           ========    ========

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

8.   INCOME TAXES (CONTINUED)

     During fiscal 2001 and 2000, the Company increased its valuation allowance by $1,744,000 and $1,764,000, respectively.

     At March 31, 2001, the Company has net operating and capital loss carryforwards totaling $39,000,000 which expire at various dates through 2015, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

9.   STOCK OPTIONS AND WARRANTS

     The Company has non-qualified equity incentive plans, under which a committee of the Board of Directors is authorized to grant key employees, including officers and directors, options to purchase the Company's Common Stock at market value at the date of the grant. Options are exercisable at prices ranging from $.78 to $6.00 per share, virtually all of which are exercisable at $3.00 per share or lower. The options have a variety of vesting periods and expire either five or ten years from the date of the grant. The Company has reserved 1,750,000 shares of its common stock for issuance under these equity plans.

     The following tables summarize activity for the Company's stock options and warrants for fiscal 2001 and 2000:

                                               STOCK OPTIONS                         WARRANTS
                                               -------------                         --------
                                       NUMBER OF     WEIGHTED AVERAGE      NUMBER OF     WEIGHTED AVERAGE
                                         SHARES       EXERCISE PRICE         SHARES       EXERCISE PRICE
                                    --------------    --------------    --------------    --------------
Outstanding at April 2, 1999             765,504                             665,770

Granted                                  223,000          $  2.03             25,000          $  1.13
Exercised                               (259,206)            1.38             (8,000)            1.13
Forfeited or canceled                    (29,655)            1.85            (72,770)            4.55
                                       ---------                           ---------

Outstanding at March 31, 2000            699,643                             610,000

Granted                                1,085,000          $  2.26            442,217          $  3.10
Exercised                                (31,527)            1.54                 --               --
Forfeited or canceled                   (261,616)            2.62                 --               --
                                       ---------                           ---------

Outstanding at March 31, 2001          1,491,500                           1,052,217
                                       =========                           =========

Of the 1,052,217 warrants outstanding, 459,640 are held by related parties.

Options and warrants exercisable at March 31, 2001 and March 31, 2000 are as follows:

                                               STOCK OPTIONS                         WARRANTS
                                               -------------                         --------
                                       NUMBER OF     WEIGHTED AVERAGE      NUMBER OF     WEIGHTED AVERAGE
                                         SHARES       EXERCISE PRICE         SHARES       EXERCISE PRICE
                                    --------------    --------------    --------------    --------------
March 31, 2001                           562,000          $  1.65          1,052,217          $  2.48
March 31, 2000                           286,477          $  1.78            610,000          $  2.02

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

9.   STOCK OPTIONS AND WARRANTS, CONTINUED

     The Company has 287,283 and 105,667 options available for future grant at March 31, 2001 and March 31, 2000, respectively.

     The weighted average per share fair value of options and warrants granted during the fiscal years 2001 and 2000 are as follows:

                                    OPTIONS            WARRANTS
                                    -------            --------
Fiscal 2001                        $   1.51            $   2.62
Fiscal 2000                        $   3.90            $   4.80

     The weighted average remaining life of options and warrants outstanding at March 31, 2001 and March 31, 2000 was 7.4 years and 5.3 years, respectively.

     If the Company had elected to recognize compensation cost for the fair value of options issued in accordance with SFAS 123, pro forma net loss and net loss per share for 2001 and 2000 would have been as follows:

(in thousands, except per share data)                       2001         2000
                                                         ---------    ---------
Proforma net loss                                        $  (6,347)   $  (1,713)

Proforma net loss per common share, basic and diluted    $   (0.55)   $   (0.19)

     The fair value of stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2001 and 2000; Dividend yield was excluded from the computation for both years; expected volatility of 103.4% for fiscal 2001and 91.5% for fiscal 2000; a risk free interest rate of 5.58% for fiscal 2001 and 5.83% for fiscal 2000 and an expected option life of 7.3 years for fiscal 2001 and 2.2 years for fiscal 2000.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In March 2001, the Company's board of directors authorized the issuance of up to 400,000 shares of its Series A cumulative convertible preferred stock (the "Preferred Stock"). The Preferred Stock has a liquidation preference of $10 per share plus accrued but unpaid dividends. The Preferred Stock provides for dividends equal to $.60 per share per annum paid quarterly commencing June 30, 2001, increasing to $.80 per share per annum 120 days after issuance of the Preferred Stock if the shares issuable upon conversion to common stock are not then registered for resale and remaining at $.80 per share until such common stock is registered. Between March 31, 2001 and February 28, 2003, the Company has the options to pay dividends in shares of the Company's preferred stock at $10 per share. Dividends are cumulative and have preference over payments on any of the Company's other equity securities.

     Each share of Preferred Stock is convertible upon issuance, at the option of the holder, into 17 shares of the Company's common stock, subject to adjustment as provided in the certificate of designation for the Preferred Stock. Each share of Preferred Stock has voting rights equal to the number of common shares on an as converted basis.

     The Company has the option to redeem the Preferred Stock commencing March 1, 2003 for $11.50 per share, March 1, 2004 for $11.00 per share, March 1, 2005 for $10.50 per share, and March 1, 2006 and thereafter for $10.00 per share. The Company also has the option to redeem the Preferred Stock at $10.00 per share commencing one year after issuance if the fair value of the Company's common stock equals or exceeds $2.00 for any 20 consecutive days subsequent to that date and the shares issuable upon conversion are registered. In addition, the Preferred Stock holders have the option to require the Company to redeem the Preferred Stock upon a change of control if the market value of the Company's common stock is less than the Conversion Price, as defined in the Preferred Stock agreement, for $11.50 per share.

     Between April 2, 2001 and June 29, 2001, the Company issued 78,600 shares of Preferred Stock valued at $786,000 for cash proceeds of $639,920, net of issuance costs of $46,080, and for settlement of $100,000 due to an officer and a director. The Preferred Stock contains a beneficial conversion feature. In conjunction with this issuance, the Company granted a warrant to PMG Capital Corp., ("PMG"), an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. The warrant is currently exercisable in whole or in part and expires in March 2006. The remaining terms of the warrant have not been finalized.

11.  COMMON STOCK

     On June 28, 2000, the Company issued 1,249,671 shares of its common stock in a private placement for proceeds of $3,736,000, net of issuance costs of $325,000. A portion of these proceeds were used to fund the Multi-User acquisition (Note 3) with the remainder used to fund the Company's general working capital needs. In conjunction with this issuance the Company issued a warrant to PMG Capital Corp ("PMG"), an affiliated entity acting as the placement agent, to purchase 24,993 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2005. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the Value of the warrants as defined in the warrant agreement.

     On June 28, 2000, and March 9, 2001, the Company issued a total of 1,200,000 of its common stock valued at $3,784,000 as partial consideration for the Multi-User acquisition (Note 3).

     On July 11, 2000, the Company issued 76,923 shares of its common stock for $250,000 in cash.

     On February 22, 2001, the Company issued 309,272 shares of its common stock in settlement of $309,000 of outstanding debt and accrued interest (Note 5).

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

11.  COMMON STOCK, CONTINUED

     During fiscal 2001 and 2000, the Company issued 8,970 and 325,000 shares of its common stock in settlement of $19,000 and $691,000 of accounts payable.

     During the second half of fiscal 2000, the Company issued 1,063,334 shares of its common stock in a private placement, including 135,000 shares as payment of offering costs, for cash proceeds of $1,142,000.

12.  RELATED PARTY TRANSACTIONS

     The Company incurred interest expense totaling $8,000 and $76,000 during fiscal 2001 and 2000, respectively, on obligations due to shareholders.

     During fiscal 1999, the Company, in conjunction with a contemplated (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999, the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to PMG in exchange for a $450,000 reduction in notes payable by the Company to PMG and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 capital contribution to be paid no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company received the remaining $250,000.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and notes payable approximate fair value due to the current nature of these instruments. Considerable judgment is required in developing the estimates for fair value of debt and, therefore, such values are not necessarily indicative of the amounts that could be realized in a current market exchange.

14.  EXPORT SALES

     The Company's revenues include approximately $581,000 and $1,638,000 from foreign customers (principally in Europe, South Africa and Central and South America) for fiscal 2001 and 2000, respectively.

15.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which subject the Company to credit risk, are primarily trade accounts receivable. The Company had three customers whose purchases represented 14%, 13% and 10% of product sales in fiscal 2001. Accounts receivable from such customers were $72,000, $247,000 and $160,000 at March 31, 2001. The Company had three customers whose purchases represented 29%, 13% and 10% of product sales in fiscal 2000. Accounts receivable from such customers were $114,000, $128,000, and $80,000 at March 31, 2001. Substantially all of
such accounts receivable balances were collected subsequent to each respective yearend.

16.  EMPLOYEE BENEFIT PLAN

     The Company maintains separate savings and profit sharing plans for each of Computone's and Multi-User's employees (the "Plans") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. The Company matches 50% of employee contributions up to 6% of the employee's salary for the Multi-User Plan. During fiscal 2001, the Company contributed $16,000 to the Multi-User Plan. In addition, the Company may, at the discretion of the board of directors, make contributions to the Computone Plan. No contributions were made by the Company to the Computone Plan during fiscal 2001.

                     Computone Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                 (IN THOUSANDS)


                                                 BALANCE,        ADDITIONS                             BALANCE,
                                                BEGINNING     CHARGED TO COSTS                           END
DESCRIPTION                                      OF YEAR        AND EXPENSES       DEDUCTIONS          OF YEAR
                                               -----------      ------------       -----------       -----------
Allowance for uncollectible accounts:
   Year ended March 31, 2001                    $     181         $      59         $      90         $     150
   Year ended March 31, 2000                    $     225         $      79         $     123         $     181

Allowance for slow-moving and
   obsolete inventory:
   Year ended March 31, 2001                    $     333         $     342         $     125         $     550
   Year ended March 31, 2000                    $     908         $     239         $     814         $     333

Valuation allowance for deferred tax assets:
   Year ended March 31, 2001                    $  14,294         $   1,744         $      --         $  16,038
   Year ended March 31, 2000                    $  12,530         $   1,764         $      --         $  14,294