Form 10KSB/A
period 2001-03-31
COMPUTONE CORPORATION
filed 2001-07-30
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB / A

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

On July 17, 2001, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $15,309,377, and 12,853,577 shares of common stock were outstanding on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                 Not applicable.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                              COMPUTONE CORPORATION

               Items Amended in this Form 10-KSB/A Annual Report:

                                    Part III

                                                                            Page
                                                                            ----

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act........      3

Item 10.  Executive Compensation........................................      5

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management...............................................      9

Item 12.  Certain Relationships and Related Transactions................     11

          Signatures....................................................     12

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          ----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.
          ---------------------------------------------------

(A)  IDENTIFICATION OF DIRECTORS.

     The following information regarding the Company's directors is based, in part, on information furnished by these individuals.

     NAME                             AGE            DIRECTOR SINCE
     ----                             ---            --------------

     John D. Freitag                   72                 1992
     Erik Monninkhof                   39                 1999
     David R. Laube                    52                 2000
     E. Leo Bebeau                     40                 2001
     Deborah Bailey                    47                 2001

     Mr. Freitag, a private investor, served as the Company's Chief Executive Officer during the period of February thru June 2001. He has served as Chairman of the Board of the Company since February 1999. He served as the acting president and Chief Executive Officer of the Company during the period of May thru July 1998 and the Company's Chief Executive Officer during the period of February thru June 2001. He was Chairman of the Board and Chief Executive Officer of the Company from November 1992 until April 1996. He is Chairman of the Board of Leopard Industries, Inc., a corporation engaged in private investing, and has held this position for more than five years.

     Mr. Monninkhof, a private investor and a director since May 13, 1999, served as managing director of Dupaco B.V., a distributor of high-end computer products, from 1985 to 1996. Since 1996, Mr. Monninkhof has been principally engaged as a director of Monninkhof Holding B.V., a corporation engaged in private investing.

     Mr. Laube is currently executive in residence for the school of business at the University of Colorado-Denver, a position he has held since July 2000. For seventeen years prior to July 2000, Mr. Laube was a senior executive with U S West, a Regional Bell Operating Company (now part of Qwest Communications International, Inc.). For his last five years with U S West, he served as Vice President and Chief Information Officer. Previous positions with U S West include Vice President - Controller and Treasurer, and Chief Financial Officer with Mountain Bell and U S West Cellular. He also serves on the board of directors of Carrier Access Corporation, Network Equipment Technology Inc., and Avalanche Technology.

     Mr. Bebeau was named to the Board of Directors on June 14, 2001. Mr. Bebeau served as the Company's President and Chief Operating Officer from March 16, 2001 until June 30, 2001. Mr. Bebeau became the Company's President and Chief Executive Officer effective July 1, 2001. He served as Executive Vice President and Chief Operating Officer from February 1, 2001 until March 15, 2001. He was an independent consultant for companies in facilities design and management, home health care, and medical accounting systems from 1992 until 2001. Mr. Bebeau held the position of Vice President of Operations and Marketing for the Company from 1987 to 1992.

     Ms. Bailey, an information technology industry executive, was named to the Board of Directors on June 14, 2001. Ms. Bailey has over 20 years of professional experience with Big 5 accounting, financial management and market development firms. She is currently the Chief Financial Officer and Senior Vice President for Visionary Systems Inc., a position she has held since August 1999. Prior to that, she served as Chief Financial Officer of Forum Benefits Group from July 1998 to June 1999 and was the owner of Bailey Financial from January 1996 to June 1998.

COMPENSATION OF DIRECTORS

     The Company's directors currently serve without cash compensation. Each non-employee director of the Company is eligible to receive non-qualified stock options to purchase shares of the Company's common stock in an amount determined by the Company's Board of Directors from time to time under an equity incentive plan maintained by the Company. The Company granted Messrs. Freitag, Monninkhof, and Laube each 100,000 stock options on December 28, 2000. The Company granted Ms. Bailey 100,000 stock options on June 14, 2001.

(B)  IDENTIFICATION OF EXECUTIVE OFFICERS.

     Reference is made to the information set forth under "Identification of Directors" above with regard to Mr. Bebeau who is the Company's President and Chief Executive Officer.

     Keith H. Daniel, age 48, has served as the Company's Chief Financial Officer since February 1999. From August 1998 to February 1999, Mr. Daniel served as a financial consultant to the Company and other parties. From September 1996 until August 1998, Mr. Daniel was Chief Financial Officer of Space Master International, Inc. and prior to such position held financial management positions with Sivaco Wire Group, Keystone Consolidated Industries, Inc., and Valhi, Inc.

     John W. Smith, age 61, has served as the Company's Executive Vice President and Chief Technology Officer since April 1, 2001. Prior to this, Mr. Smith served an Executive Vice President of Business Development and Field Sales Operations with Syntax, Inc. for more than five years.

     Darrin S. Sherrill, age 40, currently serves as the General Manager of the Company's service and support segment. He served as the Company's Chief Operating Officer from June 28, 2000 to February 1, 2001. Prior to joining the Company, for nine years Mr. Sherrill served as President and Chief Executive Officer of Multi-User Solutions, Ltd. ("Multi-User"), a technology support and integration company specializing in providing operating system support, systems integration and on-site hardware maintenance for turnkey systems providers.

(C)  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of the Company, as well as persons who own more than 10% of a class of equity securities of the Company, file reports of their ownership of the Company's securities, as well as monthly statements of changes in such ownership, with the Company, the Securities and Exchange Commission (the "SEC") and any stock exchange on which the Company's equity securities are then traded. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders, and the Company's review of the monthly statements of ownership changes filed with the Company by its officers, directors and more than 10% stockholders during the Company's fiscal year ended March 31, 2001, the Company believes that all such filings required during such fiscal year ended were made on a timely basis, except for (i) a Form 3 filing by Mr. Laube to report stock options granted to him by the Company in December 2000 and (ii) Form 5 filings for Messrs. Freitag, Monninkhof, Daniel and Pickerign to report stock options granted to them by the Company in December 2000. These filings are anticipated to be made on or before August 10, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------

     The following table sets forth the compensation paid by the Company during each of the three fiscal years ended March 31, 2001, March 31, 2000, and April 2, 1999 for services rendered in all capacities by persons serving as the Chief Executive Officer of the Company and the other most highly compensated executive officers (the "named executive officers") of the Company whose compensation exceeded $100,000 in the fiscal year ended March 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                  ANNUAL COMPENSATION                  AWARDS
                                              --------------------------           --------------
                                                                                     SECURITIES
                                   FISCAL                                            UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR          SALARY        BONUS ($)             OPTIONS (#)     COMPENSATION ($)(1)
------------------------------     ------     ------------     ---------           --------------    -------------------
E. Leo Bebeau                      2001         20,833 (1)          ---              100,000 (9)           3,283 (6)
President and Chief Executive      2000                ---          ---                      ---                 ---
Officer                            1999                ---          ---                      ---                 ---

Keith H. Daniel                    2001        127,574 (2)          ---              161,000 (9)           1,800 (7)
Chief Financial Officer            2000        110,000            5,000                      ---                 ---
                                   1999         18,333              ---                85,000                    ---

John D. Freitag                    2001            --- (3)          ---                      ---                 ---

Perry J. Pickerign                 2001        200,000 (4)          ---              101,000 (9)                 ---
                                   2000        150,000           52,212                      ---                 ---
                                   1999        100,000              ---               300,000                    ---

Darrin S. Sherrill                 2001        112,500 (5)          ---               51,000 (9)          10,800 (8)
General Manager - Services         2000            ---              ---                      ---                 ---
and Support                        1999            ---              ---                      ---                 ---

-------------------

(1) Mr. Bebeau became the Company's Chief Executive Officer effective July 1, 2001. Mr. Bebeau is currently being paid at the annual rate of $125,000. See "Employment Agreements."

(2) Mr. Daniel is currently being paid at the annual rate of $145,000. See "Employment Agreements."

(3) Mr. Freitag served as Chief Executive Officer from February 1, 2001 to June 30, 2001. He received no compensation.

(4) Mr. Pickerign resigned as the Company's President and Chief Executive Officer on February 1, 2001.

(5) Mr. Sherrill is currently being paid at the annual rate of $150,000. See "Employment Agreements."

(6) Mr. Bebeau received a $600 per month automobile allowance from February 2001 thru March 2001. Additionally, he received a $2,083 advance against future incentive bonuses.

(7) Mr. Daniel received a $600 per month automobile allowance from January 2001 thru March 2001.

(8) Mr. Sherrill received a $1,200 per month automobile allowance from July 2000 thru March 2001.

(9)  See "Option Grants Table" below.

OPTION GRANTS TABLE

     The following table sets forth the number of shares of common stock underlying options granted to the named executive officers during the fiscal year ended March 31, 2001. No stock appreciation rights were granted.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2001

                                -----------------------------------------------------------------------
                                 NUMBER OF
                                SECURITIES        % OF TOTAL
                                UNDERLYING      OPTIONS GRANTED         EXERCISE
     NAME                         OPTIONS       TO EMPLOYEES IN           PRICE
                                GRANTED (#)       FISCAL YEAR         ($/SHARE)(1)      EXPIRATION DATE
     ---------------------      -----------     ---------------       ------------      ---------------
     E. Leo Bebeau                100,000              9%               $     0.78      March 15, 2011 (2)

     Keith H. Daniel               61,000              6%               $    2.062      December 27, 2010 (3)
                                  100,000              9%                     0.78      March 15, 2011 (4)

     Perry J. Pickerign           101,000              9%               $    2.062      October 29, 2001 (5)

     Darrin S. Sherrill            50,000              5%               $    4.625      June 27, 2010 (6)
                                    1,000              0%                    2.062      December 28, 2010 (7)

-------------------

(1) The exercise price was fixed as the closing market price at the date of grant.
(2) The options vest and become exercisable as follows: 25,000 shares vested on the grant date, 25,000 shares vest on March 31, 2002, and 50,000 shares vest on March 31, 2003.
(3) The options vest and become exercisable as follows: 30,500 shares vested on the grant date and 30,500 shares vest on December 27, 2001.
(4) The options vest and become exercisable as follows: 50,000 shares vested on the grant date and 50,000 shares will vest on January 1, 2002.
(5)  The options will vest and become exercisable on July 31, 2001.
(6)  The options vest and become exercisable on June 27, 2003.
(7) The options vest and become exercisable as follows: 500 shares vested on the grant date and 500 shares will vest on December 27, 2001.

     The following table sets forth information with respect to options exercised during the fiscal year ended March 31, 2001 and held on March 31, 2001. No options were exercised by the named executive officers during the fiscal year ended March 31, 2001.

                          FISCAL YEAR END OPTION VALUES
                          -----------------------------

                                                                           VALUE OF UNEXERCISED
                            NUMBER OF SECURITIES UNDERLYING                     IN-THE-MONEY
                              OPTIONS AT FISCAL YEAR END              OPTIONS AT FISCAL YEAR END ($)(1)
                           ----------------------------------       ------------------------------------
      NAME                  EXERCISABLE    /   UNEXERCISABLE         EXERCISABLE    /     UNEXERCISABLE
----------------------     ----------------------------------       ------------------------------------
E. Leo Bebeau                   25,000              75,000              $ 19,500              $ 58,500

Keith H. Daniel                165,500              80,500                39,000                39,000

Perry J. Pickerign             300,500             100,500                     0                     0

Darrin Sherrill                    500              50,500                     0                     0

John D. Freitag                      0             100,000                     0                     0

------------------

(1) Calculated based on the $1.03 closing price on the OTC Bulletin Board of the underlying securities on March 30, 2001.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Bebeau dated March 16, 2001. The employment agreement, effective April 1, 2001, provides for the employment of Mr. Bebeau as President and Chief Operating Officer of the Company for a period of two years and for the automatic renewal of Mr. Bebeau 's employment for successive periods of one year, subject to prior written notice of termination by Mr. Bebeau or the Company, in each case not later than 90 days prior to the expiration of the then current term. Under the employment agreement, Mr. Bebeau receives an annual salary of $125,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On March 16, 2001, the Company granted Mr. Bebeau non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $.78 per share, of which 25,000 shares vested immediately, 25,000 shares vest on March 31, 2002, and 50,000 shares vest on March 31, 2003. Pursuant to the employment agreement, the Company provides Mr. Bebeau with an automobile allowance of $600 per month.

     Effective January 1, 2001, the Company amended and restated its employment agreement with Mr. Daniel dated February 1, 1999. The amended agreement, signed March 16, 2001, employs Mr. Daniel as Chief Financial Officer of the Company for an additional period of one year and for the automatic renewal of Mr. Daniel's employment for successive periods of one year, subject to prior written notice of termination by Mr. Daniel or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Daniel receives an annual salary of $145,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On February 1, 1999, the Company granted Mr. Daniel non-qualified stock options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.875 per share, of which 25,000 shares vested immediately, 25,000 shares vested on January 31, 2000 and 25,000 shares vested on January 31, 2001. On December 28, 2000, the Company granted Mr. Daniel non-qualified stock options to purchase 61,000 shares of the Company's common stock at an exercise price of $2.062 per share, of which 30,500 shares vested immediately and 30,500 shares vest on December 27, 2001. On March 16, 2001, the Company also granted Mr. Daniel non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $.78 per share, of which 50,000 shares vested immediately and 50,000 shares will vest on December 31, 2001. Pursuant to the employment agreement, the Company provides Mr. Daniel with an automobile allowance of $600 per month.

     The Company entered into an employment agreement with Mr. Smith dated March 16, 2001. The employment agreement, effective April 1, 2001, provides for the employment of Mr. Smith as Executive Vice President and Chief Technology Officer of the Company for a period of two years and for the automatic renewal of Mr. Smith 's employment for successive periods of one year, subject to prior written notice of termination by Mr. Smith or the Company, in each case not later than 90 days prior to the expiration of the then current term. Under the employment agreement, Mr. Smith receives an annual salary of $125,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On April 2, 2001, the Company granted Mr. Smith non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.75 per share, of which 25,000 shares vested immediately, 25,000 shares will vest on March 31, 2002, and 50,000 shares will vest on March 31, 2003. Pursuant to the employment agreement, the Company provides Mr. Smith with an automobile allowance of $600 per month.

     On June 28, 2000, as previously reported, the Company acquired Multi-User from its two shareholders, Darrin S. Sherrill and John H. Gardner, Jr., by the merger of Multi-User into a subsidiary of the Company. The merger consideration initially paid to Messrs. Sherrill and Gardner consisted in the aggregate of $4,000,000 in cash and 700,000 shares of common stock. On March 9, 2001, the Company issued Messrs. Sherrill and Gardner an additional 500,000 shares of common stock in the settlement of certain merger related matters. The merger consideration is subject to increase by up to $1,500,000 (the "Additional Payment") to be paid in cash, depending upon Multi-User's satisfaction of specified performance criteria during the first two years following the acquisition.

     On June 28, 2000 the Company also entered into an employment agreement with Mr. Sherrill. The employment agreement provides for the employment of Mr. Sherrill as Chief Operating Officer of the Company for a period of three years and for the automatic renewal of Mr. Sherrill's employment for successive periods of one year, subject to prior written notice of termination by Mr. Sherrill or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Sherrill receives an annual salary of $150,000. In addition, if the maximum Additional Payment is earned prior to the second anniversary of the Multi-User acquisition, Mr. Sherrill is also entitled to a bonus of 6.5% of the Gross Profit of Multi-User for the period beginning with the date on which the maximum Additional Payment is earned and ending on the second anniversary of the Multi-User acquisition. Mr. Sherrill is also entitled to a bonus of $100,000 for each quarter during the twelve-month period following the second anniversary of the Company's acquisition of Multi-User in which the Gross Profit of Multi-User exceeds by 7% or more the Gross Profit of Multi-User in the immediately preceding quarter. On the date of the employment agreement, the Company granted Mr. Sherrill non-qualified stock options to purchase 50,000 shares of the Company's common stock at an exercise price of $4.625 per share, all of which vest on June 27, 2003. On February 1, 2001, Mr. Sherrill assumed the position of General Manager of the Company's service and support segment and resigned as Chief Operating Officer. The compensation portions of the employment agreement remain in force. Pursuant to the employment agreement, the Company provides Mr. Sherrill with an automobile allowance of $1,200 per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   ---------------------------------------------------------------

The following table sets forth as of July 27, 2001 the amount and percentage of the Company's outstanding common stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group.

                                                             Common Stock         Series A Preferred Stock
                                                     --------------------------   -------------------------        Percentage of
            Name of Individual                          Number       Percent of      Number      Percent of         Total Voting
           or Identity of Group                      Of Shares (1)      Class     Of Shares (1)     Class       Power (All Classes)
--------------------------------------------         -------------   ----------   -------------  ----------     -------------------
5% Holders
   Richard A. Hansen........................         2,038,309 (2)     14.93%          - - -        - - -              13.60%
   Four Falls Corporate Center
   West Conshohocken, PA 19428-2961

   Darrin S. Sherrill.......................           799,150 (3)      5.85%          - - -        - - -               5.33%
   4350 International Boulevard, Suite E
   Norcross, GA  30093

Directors:
   John D. Freitag..........................           607,401 (4)      4.45%          5,000        6.36%               4.62%
   9304 Belle Terre Way
   Potomac, MD 20854-4642

   Erik Monninkhof..........................           233,256 (5)      1.71%         10,000       12.72%               2.69%
   Koningin Julianaweg 20
   3791 VB Achterveld
   The Netherlands

   David S. Laube...........................             - - - (6)      - - -          5,000        6.36%                  *
   1380 Lawrence Street  Suite 625
   Denver, CO  80204

   E. Leo Bebeau............................            25,000 (7)        *            2,000        2.54%                  *
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

   Deborah Bailey...........................             - - - (8)      - - -          - - -        - - -                  *
   1799 Sidestreet Court
   Atlanta, GA  30341

Executive Officers: (9)
   Keith H. Daniel..........................           177,500(10)      1.30%          2,000        2.54%               1.41%
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

   John W. Smith............................            25,000(11)        *            2,000        2.54%                  *
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

All directors and executive officers
   as a group (7 persons)...................         1,068,157(12)      7.82%         26,000       33.08%              10.07%
   --------------------------------------------------------------------------------------------------------------------------------

*Less than 1% unless otherwise indicated.

(1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

(2) Excludes 412,150 shares owned by PMG, of which Mr. Hansen is an executive officer, a director and a principal stockholder, and PMG's wholly owned subsidiary, PMGI, of which Mr. Hansen is an executive officer and a director. Mr. Hansen disclaims beneficial ownership of the 412,150 shares owned by PMG and PMGI. Includes 120,000 shares Mr. Hansen has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004 and 4,167 shares owned by Mr. Hansen's spouse.

(3) Excludes an option held by Mr. Sherrill to purchase 50,000 shares at a price of $4.625 per share that becomes exercisable on June 27, 2003.

(4) Includes 100,000 shares which Mr. Freitag may purchase pursuant to a currently exercisable stock option at a price of $2.00 per share, 140,000 shares that Mr. Freitag has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004 and 25,000 shares that Mr. Freitag has the right to purchase at a price of $1.125 per share pursuant to a warrant exercisable until January 3, 2002. Excludes an option held by Mr. Freitag to purchase 100,000 shares at a price of $2.062 per share that becomes exercisable on or after December 28, 2001. Excludes 85,000 shares of common stock issuable upon the conversion of 5,000 shares of Series A Preferred Stock owned.

(5) Includes 100,000 shares which Mr. Monninkhof may purchase pursuant to a currently exercisable stock option at a price of $0.75 per share and 100,000 shares which will be exercisable on July 31, 2001 at a price of $0.75 per share. Excludes an option to purchase 100,000 shares at a price of $2.062 per share that becomes exercisable on or after June 13, 2002. Excludes 170,000 shares of common stock issuable upon the conversion of 10,000 shares of Series A Preferred Stock owned.

(6) Excludes an option to purchase 100,000 shares at a price of $2.062 per share that becomes exercisable on or after December 27, 2001. Excludes 85,000 shares of common stock issuable upon the conversion of 5,000 shares of Series A Preferred Stock owned.

(7) Includes 25,000 shares that may be purchased at a price of $0.78 per share pursuant to a currently exercisable stock option. Excludes options to purchase 275,000 shares at a price of $0.73 per share that become exercisable on or after March 31, 2002. Excludes 34,000 shares of common stock issuable upon the conversion of 2,000 shares of Series A Preferred Stock owned.

(8) Excludes an option to purchase 100,000 shares at a price of $0.73 per share that becomes exercisable on or after June 13, 2002.

(9)  Excludes Executive Officers listed under "Directors."

(10) Includes 75,000 shares which Mr. Daniel may purchase at a price of $1.875 per share pursuant to a currently exercisable stock option, 30,500 shares which Mr. Daniel may purchase at a price of $2.062 per share pursuant to a currently exercisable option, 50,000 shares which Mr. Daniel may purchase at a price of $0.78 per share pursuant to a currently exercisable option, and 10,000 shares which Mr. Daniel may purchase at a price of $2.00 per share pursuant to a currently exercisable stock option. Excludes 34,000 shares of common stock issuable upon the conversion of 2,000 shares of Series A Preferred Stock owned.

(11) Includes 25,000 shares that may be purchased at a price of $0.75 per share pursuant to a currently exercisable stock option. Excludes an option to purchase 50,000 shares at a price of $0.73 per share that becomes exercisable on or after March 31, 2002. Excludes 34,000 shares of common stock issuable upon the conversion of 2,000 shares of Series A Preferred Stock owned.

(12) Includes options and warrants to purchase 800,500 shares which are currently exercisable or which become exercisable within 60 days and excludes 442,000 shares issuable upon conversion of 26,000 shares of Series A Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     On June 28, 2000, the Company completed (i) the sale in a private placement of 1,249,671 shares of the Company's common stock at a price of $3.25 per share to a group of accredited investors and realized gross proceeds of $4,049,000 (the "Private Placement") (ii) the private placement of an 11% promissory note in the principal amount of $2,500,000 due December 28, 2001 to an accredited investor (the "Secured Debt Transaction") together with a warrant to purchase 392,577 shares of the Company's common stock exercisable until June 28, 2003 at $3.25 per share.

     The purchasers of the Company's common stock in the Private Placement included John D. Freitag, a director of the Company, who purchased 30,500 shares of common stock for $99,125, Richard A. Hansen, a then director of the Company, who purchased 100,000 shares of common stock for $325,000 and Erik Monninkhof, a director of the Company, who purchased 30,769 shares of common stock for $100,000.

     PMG Capital Corp., an investment banking firm, of which Mr. Hansen is an executive officer, director and a principal stockholder, acted as the Company's agent for the Private Placement and the Secured Debt Transaction. For its services in connection with the Private Placement, PMG received a commission of $324,915, or 8% of the purchase price of the common stock sold in the Private Placement, and was issued a warrant to purchase 24,993 shares of the Company's common stock, exercisable until June 28, 2003 at $3.25 per share. For its services in connection with the Secured Debt Transaction, PMG received a commission of $175,000, or 7.0% of the proceeds of the Secured Debt Transaction.

     On June 28, 2000, as previously reported, the Company acquired Multi-User from its two shareholders, Darrin S. Sherrill and John H. Gardner, Jr., by the merger of Multi-User into a subsidiary of the Company. The merger consideration initially paid to Messrs. Sherrill and Gardner consisted in the aggregate of $4,000,000 in cash and 700,000 shares of common stock. On March 9, 2001, the Company issued Messrs. Sherrill and Gardner an additional 500,000 shares of common stock in the settlement of certain merger related matters. The merger consideration is subject to increase by up to $1,500,000 (the "Additional Payment"), to be paid in cash depending upon Multi-User's satisfaction of specified performance criteria during the first two years following the acquisition.

     On April 2, 2001, the Company issued 200,000 options to purchase shares of common stock to Monninkhof Holdings, B.V. pursuant to a management services contract. Mr. Monninkhof is a director of the Monninkhof Holdings, B.V. and the Company. One-half of the options vested on April 2, 2001 and one-half will vest on July 31, 2001. The options were granted at an exercise price of $0.75.

     The Company believes the foregoing  transactions were made on terms no less
favorable  to  the  Company  than  could  have  been  otherwise   obtained  from
unaffiliated third parties under prevailing circumstances.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPUTONE CORPORATION

                                   By: /s/ E. Leo Bebeau
                                       ---------------------
                                       E. Leo Bebeau
                                       President and Chief Executive Officer
                                       (principal executive officer)

Date: July 30, 2001