Form 10QSB
period 2001-06-30
COMPUTONE CORPORATION
filed 2001-08-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the three month period ended June 30, 2001


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,855,120 shares of common stock on July 27, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2001
               and March 31, 2001                                              3

          Consolidated Statements of Operations for the three months
               ended June 30, 2001 and June 30, 2000                           4

          Consolidated Statements of Cash Flows for the three
               months ended June 30, 2001 and June 30, 2000                    5

          Notes to Consolidated Financial Statements                           6

ITEM 2.   Management's Discussion and Analysis for the three
               months ended June 30, 2001 compared to the three months
               ended June 30, 2000                                            11

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   14

ITEM 2.   Changes in Securities                                               14

ITEM 3.   Defaults Upon Senior Securities                                     14

ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             June 30, 2001   March 31, 2001
                                                                             ------------     ------------
ASSETS                                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                                $        616     $        264
    Receivables, net of allowance for doubtful accounts
       of $140 as of June 30, 2001 and $150 as of March 31, 2001                    1,191            1,297
    Inventories, net                                                                1,926            2,173
    Prepaid expenses and other                                                        147              163
                                                                             ------------     ------------
Total current assets                                                                3,880            3,897

Property and equipment, net                                                           545              606

Goodwill                                                                            8,078            8,078

Software development costs, net of accumulated amortization
   of $440 as of June 30, 2001 and $687 as of March 31, 2001                          215              242

Other                                                                                  84              127
                                                                             ------------     ------------

TOTAL ASSETS                                                                 $     12,802     $     12,950
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                  $      1,809     $      2,056
    Accrued liabilities:
         Deferred maintenance revenue                                                 936              848
         Deferred enterprise management revenue                                       461               --
         Deferred gross profit                                                         72              112
         Interest                                                                     123              163
         Other                                                                        511              621
   Line of credit                                                                      --              587
   Notes payable to stockholders                                                      637              495
   Current maturities of long-term debt, net of discount of
     $467 as of June 30, 2001 and $691 as of March 31, 2001                         2,033            1,809
                                                                             ------------     ------------
Total current liabilities                                                           6,582            6,691
                                                                             ------------     ------------

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated value;
  400,000 shares authorized; 78,600 and no shares issued and outstanding,
  as of June 30, 2001 and March 31, 2001, respectively                                694               --
                                                                             ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
   12,855,120 and 12,853,577 shares issued and outstanding,
   as of June 30, 2001 and March 31, 2001, respectively                               129              129
  Additional paid-in capital                                                       59,340           59,150
  Accumulated deficit                                                             (53,943)         (53,020)
                                                                             ------------     ------------
Total stockholders' equity                                                          5,526            6,259
                                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     12,802     $     12,950
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                             For the three months ended
                                                           -----------------------------
                                                          June 30, 2001    June 30, 2000
                                                           ------------     ------------
                                                                    (unaudited)
Revenues:
     Connectivity products                                 $      1,077     $      1,178
     Service and support                                          1,737               60
                                                           ------------     ------------
                                                                  2,814            1,238
                                                           ------------     ------------
Expenses:
     Cost of connectivity products                                  724              890
     Cost of service and support                                  1,138               37
     Selling, general and administrative                          1,025              804
     Product development                                            386              357
                                                           ------------     ------------
                                                                  3,273            2,088
                                                           ------------     ------------

Operating loss                                                     (459)            (850)

Other income (expense):
     Loan discount amortization                                    (224)              --
     Interest expense - affiliates                                  (16)             (19)
     Interest expense - other                                       (77)             (54)
     Other income (expense)                                           4               (2)
                                                           ------------     ------------

Loss before income taxes                                           (772)            (925)

Provision for income taxes                                           --               --
                                                           ------------     ------------

Net loss                                                           (772)            (925)

Preferred stock dividend                                             (8)              --

Dividend associated with preferred stock beneficial
  conversion feature                                               (143)              --
                                                           ------------     ------------

Net loss attributable to common stockholders               $       (923)    $       (925)
                                                           ============     ============

Loss per common share - basic and diluted                  $      (0.07)    $      (0.09)
                                                           ============     ============

Weighted average shares outstanding - basic and diluted          12,855           10,024
                                                           ============     ============

        See accompanying notes to the consolidated financial statements.

                          PART I - FINANCIAL INFORMATION

                      Computone Corporation and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (in thousands)

                                                                              For the three months ended
                                                                             -----------------------------
                                                                            June 30, 2001    June 30, 2000
                                                                             ------------     ------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $       (772)    $       (925)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Depreciation and amortization                                                  327              135
       Provision for uncollectible accounts receivable                                  6               31
       Provision for inventory reserve                                                 50               45
       Changes in current assets and current liabilities,
        net of effects from business acquired
          Receivables                                                                 100              252
          Inventories                                                                 197               61
          Prepaid expenses and other                                                   59             (134)
          Accounts payable and accrued liabilities                                    205              211
                                                                             ------------     ------------

Net cash provided by (used in) operations                                             172             (324)
                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                                             --           (4,145)
   Capitalization of software costs                                                    (8)             (23)
   Capital expenditures                                                                (7)            (140)
                                                                             ------------     ------------

Net cash used in investing activities                                                 (15)          (4,308)
                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                  200            2,500
  Repayment of debt                                                                   (58)            (347)
  Net repayments under lines of credit                                               (587)            (843)
  Capital contribution                                                                 --              250
  Proceeds from issuance of preferred stock                                           686               --
  Cost associated with the issuance of preferred stock                                (46)              --
  Proceeds from issuance of common stock                                               --            4,062
  Cost associated with the issuance of common stock                                    --             (325)
  Proceeds from exercise of common stock options                                       --               24
                                                                             ------------     ------------

Net cash provided by financing activities                                             195            5,321
                                                                             ------------     ------------

Net increase in cash and cash equivalents                                             352              689
Cash and cash equivalents, beginning of year                                          264              197
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                     $        616     $        886
                                                                             ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                             $         77     $         54
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Preferred stock issued for settlement of accounts payable                $         50     $         --
    Preferred stock issued for settlement of accrued liabilities                       50               --
    Warrants associated with the issuance of preferred stock                           46               --
    Divided associated with preferred stock beneficial conversion feature             143               --
    Accrued preferred stock dividend                                                    8               --
    Common stock issued for settlement of accounts payable                              1               --
    Common stock issued for business acquired                                          --            3,800

         See accompanying notes to the consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     All statements contained in this Form 10-QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, future supply and demand for the Company's products, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC"). Undue reliance should not be placed on any such forward-looking statements.

1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-QSB Quarterly Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2001.

     The consolidated financial statements presented herein as of June 30, 2001 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements for the three month period ended June 30, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit. In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the three months ended June 30, 2001, the Company incurred a net loss of $772,000 and as of June 30, 2001, the Company has a working capital deficit of $2,702,000. In addition, as of June 30, 2001, the Company has $3,137,000 in outstanding principal on long-term debt (exclusive of debt discount of $467,000) that matures during fiscal 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The accompanying consolidated financial statements for the three-month period ended June 30, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     During the three months ended June 30, 2001, the Company raised equity capital in the amount of $640,000, net of issuance costs of $46,000, to help fund operations. During this period, the Company also issued 10,000 shares of its Series A redeemable convertible preferred stock ("Preferred Stock") in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $224,000 of debt and $77,000 of accrued interest into common stock. Although the Company continues to attempt to extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

     The Company intends to seek additional equity capital, as required, to fund its operations in fiscal 2002 and to repay indebtedness. However, no assurances can be given that the Company will be able to obtain additional equity capital in sufficient amounts and/or under terms favorable to the Company.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.   GOING CONCERN UNCERTAINTY, CONTINUED

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. The Company is currently in discussions with prospective lenders to establish a new line of credit. Although the Company believes it will be successful in establishing a new line of credit in the second quarter of fiscal 2002, no assurances can be given that the Company will be able to obtain the line of credit in sufficient amount and/or under terms favorable to the Company.

     During June 2001, the Company received an advance payment of $627,000 on its first order for its new Enterprise Management System ("EMS"). The EMS system is a hybrid product that combines consulting, integration, installation, and support offered by the Company's Service and Support segment with hardware and software solutions offered by the Company's Connectivity Products segment. During the three months ended June 30, 2001, the Company recognized $166,000 in revenue associated with the delivered hardware component of this order. During the first quarter of fiscal 2002, the Company has shipped initial units of the 4 port and 8 port versions of its remote access server ("RAS") and remote console management ("RCM") products. Additionally, the Company shipped initial units of the RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company believes that net sales will increase throughout the remainder of fiscal 2002. The Company will continue to identify new opportunities to expand sales volume by adding sales personnel and leveraging the Company's existing distribution channels. However, no assurances can be given that the Company will increase its revenues in fiscal 2002 to generate sufficient cash flow to fund its operations.

3.   ACQUISITION OF BUSINESS

     On April 12, 2000, the Company entered into an agreement to acquire 100% of the stock of Multi-User Solutions, Ltd. ("Multi-User"), a Georgia-based system support and integration company, for an initial purchase price of $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's common stock valued at $3,800,000. On June 28, 2000 the Company consummated the acquisition and placed into escrow initial purchase consideration of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as detailed in the purchase agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $359,000. The purchase consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. The performance objectives had not been achieved through June 30, 2001.

     The cash portion of the acquisition was financed through the issuance of an 11%, $2,500,000 note payable (see Note 8) and a portion of the $3,736,000 in net proceeds received from the issuance of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. The Company recorded goodwill of $8,730,000 as a result of the acquistion. The Company amortized $652,000 of this goodwill thru March 31, 2001 (see Note 9). The consolidated statements of operations include the operations of the business since the acquisition date.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   ACQUISITION OF BUSINESS, CONTINUED

     The following unaudited pro forma information for the three months ended June 30, 2000 gives effect to the acquisition of Multi-User as if it had occurred on April 1, 2000 (in thousands, except per share data):

                                                        2000
                                                    ------------

          Net sales                                 $      2,884
                                                    ============
          Net loss                                  $     (1,237)
                                                    ============
          Net loss per share - basic and diluted    $      (0.11)
                                                    ============

4.   REVENUE RECOGNITION

     The Company generally recognizes product revenue upon shipment, net of an allowance for sales returns, and service revenue when services are performed. At these points, persuasive evidence of a sale arrangement exists, delivery has occurred for product sales and services, the Company's price to the buyer is fixed and determinable, and collectibility of the associated receivable is reasonably assured. The Company's policy is to defer recognition of revenue and cost of products sold on product sales to distributors until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than two years. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

     The Company generally provides a limited hardware warranty of three or five years on all products originally manufactured by the Company. The Company provides a limited 90-day warranty on developed software. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

5.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method. Raw materials that have no planned production life or exceed 18 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established, as management deems appropriate, for obsolete, excess and non-salable inventories, including finished goods inventories.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at June 30, 2001 and March 31, 2001 (in thousands):

                                  JUNE 30,        MARCH 31,
                                    2001            2001
                                ------------    ------------
          Inventories:
             Finished goods     $        551    $        540
             Work in process             165             147
             Raw materials             1,210           1,486
                                ------------    ------------
                                $      1,926    $      2,173
                                ============    ============

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 4,904,417 and 1,711,047 in the three months ended June 30, 2001 and 2000, respectively. As a result of the sale of Preferred Stock (see Note 10), the Company recorded $8,000 in dividends on the outstanding preferred shares and a one-time $143,000 dividend associated with the Preferred Stock's beneficial conversion feature. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital. These Preferred Stock dividends increased the net loss available to common stockholders.

7.   INCOME TAXES

     At March 31, 2001, the Company had net operating and capital loss carryforwards totaling $39.0 million which expire at various dates through 2015, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

8.   LONG-TERM DEBT AND LINE OF CREDIT

     Through March 31, 2001, the Company had a revolving line of credit with a bank that provided for borrowings of up to $1,400,000 based on the available borrowing base, as defined (the "Line"). Borrowings under the Line bore interest at prime plus 2%. As of March 31, 2001, the Company had $587,000 in outstanding borrowings under the Line. The Line was collateralized primarily by the Company's accounts receivable and inventory. The Line contained minimum net working capital and tangible net worth covenants and, as of March 31, 2001, the Company was in violation of the minimum net working capital covenant. In April 2001, the lender made demand for immediate payment of all outstanding balances under the Line and terminated the Line. On June 22, 2001, the Company repaid all remaining Line borrowings. The Company is currently negotiating with prospective lenders to provide working capital financing.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable due on December 28, 2001 (the "Note") the proceeds of which were used to fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less the $3.25 per share price. As of June 30, 2001, the adjusted exercise price of the warrant was $2.89. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

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

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.   LONG-TERM DEBT AND LINE OF CREDIT, CONTINUED

     As of March 31, 2001, the Company was in violation of the Note's cross default provision. On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In March 2001, the Company's board of directors authorized the issuance of up to 400,000 shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $10 per share plus accrued but unpaid dividends. The Preferred Stock provides for dividends equal to $.60 per share per annum paid quarterly commencing June 30, 2001, increasing to $.80 per share per annum 120 days after issuance of the Preferred Stock if the shares issuable upon conversion to common stock are not then registered for resale and remaining at $.80 per share until such common stock is registered. Between March 31, 2001 and February 28, 2003, the Company has the options to pay dividends in shares of the Company's Preferred Stock at $10 per share. Dividends are cumulative and have preference over payments on any of the Company's other equity securities.

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

     During the three months ended June 30, 2001, the Company issued 78,600 shares of Preferred Stock valued at $786,000 for cash proceeds of $640,000, net of issuance costs of $46,000, and for settlement of $100,000 due to an officer and a director. The Preferred Stock contains a beneficial conversion feature. In conjunction with this issuance, the Company recorded a one-time $143,000 dividend associated with the Preferred Stock's beneficial conversion feature. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINUED

     In conjunction with the issuance of the Preferred Stock, the Company granted a warrant to PMG Capital Corp., ("PMG"), an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. The warrant is currently exercisable in whole or in part and expires in March 2006. The remaining terms of the warrant have not been finalized. The fair value of the warrant of $46,000, determined through the use of the Black Sholes valuation model, was accounted for as a reduction in Preferred Stock and an increase in additional paid-in-capital in the accompanying consolidated balance sheet.

11.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Prior to June 28, 2000, the Company had only one reportable segment, Connectivity Products. As a result of the June 28, 2000 acquisition of Multi-User, the Company created and an additional segment associated with operating system support, systems integration and on site hardware maintenance (Service and Support segment). Segment information for the three months ended June 30, 2001 and 2000, respectively, is as follows:

                                  CONNECTIVITY     SERVICE     CONSOLIDATED
                                    PRODUCTS     AND SUPPORT      TOTALS
                                   -----------    ----------    ----------

     QUARTER ENDED JUNE 30, 2001
     Revenue                       $    1,077     $    1,737    $    2,814
     Operating Income (Loss)             (766)           307          (459)
     Total Assets                       3,545          9,257        12,802

     QUARTER ENDED JUNE 30, 2000
     Revenue                       $    1,178     $       60    $    1,238
     Operating Income (Loss)             (853)             3          (850)
     Total Assets                       5,570         10,233        15,803


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

RESULTS OF OPERATIONS
---------------------

     During the three months ended June 30, 2001, the Company incurred a net loss of $772,000 on revenues of $2,814,000 compared to a net loss during the three months ended June 30, 2000 of $925,000 on revenues of $1,238,000.

     Net sales of Connectivity Products decreased from $1,178,000 during the three months ended June 30, 2000 to $1,077,000 during the three months ended June 30, 2001. The slight decrease in Connectivity Products sales was primarily due to a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. The net sales from the Service and Support segment were $1,737,000 for the three months ended June 30, 2001 with minimal revenues in the prior year period.

     Cost of products sold totaled $724,000, or 67% of product sales (33% gross margin), for the three months ended June 2001 compared to $890,000, or 76% of product sales (24% gross margin), for the three months ended June 2000. The increase in gross margin in the current year period on Connectivity Products compared to the prior

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000, CONTINUED.

year period is primarily due to increased margins on the Company's newer products. Cost of sales for Service and Support for the three months ended June 2001 was $1,138,000 resulting in a gross margin of 34%.

     Selling, general and administrative ("SGA") expenses for the three-month period ended June 30, 2001 totaled $1,025,000 compared to $804,000 for the three-month period ended June 30, 2000. SGA expenses related to Connectivity Products decreased by $52,000 or 7% in the current year's three-month period. This decrease is primarily attributable to cost containment efforts, and is partially offset by increases in sales personnel. SGA expenses for Service and Support were $292,000 for the three-month period ended June 30, 2001.

     Product development costs charged to expense for the three month period ended June 30, 2001 totaled $386,000, or 14% of total net sales, compared to $357,000, or 29% of total net sales for the three month period ended June 30, 2000. This increase of $29,000, or 8%, is primarily due to increases in product development personnel.

     Interest expense charged by others for the three-month period ended June 30, 2001 totaled $77,000 compared to $54,000 for the three-month period ended June 30, 2000. This increase of $23,000 is due primarily to the issuance of new debt. During the three month period ended June 30, 2001, the Company expensed $224,000 related to amortization of the discount on the 11%, $2,500,000 note payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit. In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the three months ended June 30, 2001, the Company incurred a net loss of $772,000 and as of June 30, 2001, the Company has a working capital deficit of $2,702,000. In addition, as of June 30, 2001, the Company has $3,137,000 in outstanding principal on long term-debt (exclusive of debt discount of $467,000) that matures during fiscal 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below.

     During the three months ended June 30, 2001, the Company raised $640,000 in equity capital, net of issuance costs of $46,000, to fund its operations. During this period, the Company also issued 10,000 shares of its Preferred Stock in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $224,000 of debt and $77,000 of accrued interest into common stock. Although the Company continues to attempt to extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

     The Company intends to seek additional equity capital, as required, to fund its operations in fiscal 2002 and to repay its indebtedness. However, no assurances can be given that the Company will be able to obtain additional equity capital in sufficient amounts and/or under terms favorable to the Company.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. The Company is currently in discussions with several prospective lenders to establish a new line of credit. Although the Company believes it will be successful in establishing a new line of credit in the second

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000, CONTINUED.

quarter of fiscal 2002, no assurances can be given that the Company will be able to obtain the line of credit in sufficient amount and/or under terms favorable to the Company.

     During June 2001, the Company received an advance payment of $627,000 on its first order for its Enterprise Management System ("EMS"). The EMS system is a hybrid product that combines consulting, integration, installation, and support offered by the Company's Service and Support segment with hardware and software solutions offered by the Company's Connectivity Products segment. During the three months ended June 30, 2000, the Company recognized $166,000 in revenue associated with the delivered hardware component of this order. During the first quarter of fiscal 2002, the Company has shipped initial units of the 4 port and 8 port versions of its remote access server ("RAS") and remote console management ("RCM") products. Additionally, the Company shipped initial units of the RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company believes that net sales will increase throughout the remainder of fiscal 2002. The Company will continue to identify new opportunities to expand sales volume by adding sales personnel and leveraging the Company's existing distribution channels. However, no assurances can be given that the Company will increase its revenues in fiscal 2002 to generate sufficient cash flow to fund its operations.

     Cash provided by operating activities amounted to $172,000 during the three month period ended June 30, 2001 compared to cash used by operating activities of $324,000 during the three month period ended June 30, 2000. A portion the cash consumed by operating losses for the three month period ended June 30, 2001 was offset by a decrease in accounts receivables and inventory and increases in accounts payables and accrued liabilities as well as higher depreciation and amortization expenses.

     Cash used in investing activities amounted to $15,000 during the three month period ended June 30, 2001 compared to $4,308,000 for the three month period ended June 30, 2000. The prior year amount was consisted primarily of cash used in the June 28, 2000 acquisition of Multi-User.

     Cash provided by financing activities amounted to $195,000 during the three month period ended June 30, 2001 compared to cash used in financing activities of $5,321,000 during the three month period ended June 30, 2000. The decrease in net cash inflow resulted from a reduction in from proceeds collected from the issuance of stock and a note payable in the prior year period as well as the repayment of the Company's line of credit in the current year period.

     Working capital deficit amounted to $2,702,000 at June 30, 2001 compared to $2,794,000 at March 31, 2001, an improvement of $92,000. The ratio of current assets to current liabilities at June 30, 2001 was 0.59 to 1.00 compared to 0.58 to 1.00 at March 31, 2001.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2002
-----------------------------------------

     The company began shipments on five new products in June 2001. Three of the new products are the next generation of console management products with In-Band, Out-of-Band and Remote Console Management capabilities. The other products strengthen the popular line of the Company's server products. Additionally, in June, the Company signed an agreement with one of the largest global broadband Internet-based data, voice and image communications companies in North America. Initial deliveries exceed $600,000 and are scheduled to be completed over a six-month period. The Company has made significant changes in its management during the last five months with a new president and chief executive officer, a new executive vice president and chief technology officer, and a new vice president of North American sales. The Company has also added members to the Board of

                     COMPUTONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000, CONTINUED.

Directors thereby strengthening its financial and advisory resources. The Company has doubled the size of its sales force and added four new development engineers. Management expects improved revenue throughout the remainder of fiscal 2002.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

(b) See Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference, for information regarding the Company's Preferred Stock. Dividends on these shares are cumulative and have preference over the common stock.

(c) During the three months ended June 30, 2001, the Company issued 78,600 shares of Preferred Stock to accredited investors, who acquired the shares as investments. See Note 10 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. The Company relied on Section 4(2) of the Securities Act of 1933 in the private placement.

     On April 2, 2001, the Board of Directors granted options to acquire up to 200,000 shares of Common Stock, at a purchase price of $0.75 per share, to Monninkhof Holdings B.V., an entity owned by Erik Monninkhof, a director of the Company. The option was granted related to services to be provided by that entity. The Company relied on Section 4(2) of the Securities Act of 1933 in this private placement of the option to a company owned by a director, which acquired the option as an investment.

     On June 13, 2001, the Board of Directors granted options to acquire an aggregate of up to 425,000 shares of the Company's common stock at $0.73 per share to two officers and one director of the Company. The Company relied on Section 4(2) of the Securities Act of 1933, in the private placement of the option to officers who acquired the option as an investment and without consideration other than continued employment.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a) See Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

                                COMPUTONE CORPORATION


Date:  August 14, 2001          By: /s/ E. Leo Bebeau
                                    ---------------------
                                    E. Leo Bebeau
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Keith H. Daniel
                                    ---------------------
                                    Keith H. Daniel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)