Form 10QSB
period 2001-09-30
COMPUTONE CORPORATION
filed 2001-11-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three months ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-16172

                              COMPUTONE CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             23-2472952
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,676,738 shares of common stock on November 13, 2001.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited Consolidated Balance Sheets as of September 30, 2001
          and March 31, 2001                                                   3

          Unaudited Consolidated Statements of Operations for the three
          months ended September 30, 2001 and September 30, 2000               4

          Unaudited Consolidated Statements of Operations for the six
          months ended September 30, 2001 and September 30, 2000               5

          Unaudited Consolidated Statements of Cash Flows for the six
          months ended September 30, 2001 and September 30, 2000               6

          Notes to Unaudited Consolidated Financial Statements                 7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   17

ITEM 2.   Changes in Securities                                               17

ITEM 3.   Defaults Upon Senior Securities                                     17

ITEM 4.   Submission of Matters to a Vote of Security Holders                 17

ITEM 5.   Other Information                                                   17

ITEM 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                            September 30,      March 31,
                                                                                 2001             2001
                                                                             ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $         96     $        264
    Receivables, net of allowance for doubtful accounts
       of $116 as of September 30, 2001 and $150 as of March 31, 2001               1,176            1,297
    Inventories, net                                                                1,692            2,173
    Prepaid expenses and other                                                         75              163
                                                                             ------------     ------------
Total current assets                                                                3,039            3,897

Property and equipment, net                                                           506              606

Goodwill                                                                            8,078            8,078

Software development costs, net of accumulated amortization
   of $346 as of September 30, 2001 and $687 as of March 31, 2001                     192              242

Other                                                                                  45              127
                                                                             ------------     ------------

Total assets                                                                 $     11,860     $     12,950
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                  $      1,814     $      2,056
    Accrued liabilities:
         Deferred maintenance revenue                                               1,029              848
         Deferred enterprise management revenue                                       293               --
         Deferred gross profit                                                         67              112
         Interest                                                                     107              163
         Other                                                                        460              621
   Line of credit                                                                      --              587
   Notes payable to stockholders                                                      537              495
   Current maturities of long-term debt, net of discount of
     $237 as of September 30, 2001 and $691 as of March 31, 2001                    2,263            1,809
                                                                             ------------     ------------
Total current liabilities                                                           6,570            6,691
                                                                             ------------     ------------

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated value;
  400,000 shares authorized; 80,768 and no shares issued and outstanding,
   as of September 30, 2001 and March 31, 2001, respectively                          716               --
                                                                             ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
   13,674,126 and 12,853,577 shares issued and outstanding,
   as of September 30, 2001 and March 31, 2001, respectively                          137              129
  Additional paid-in capital                                                       60,318           59,150
  Accumulated deficit                                                             (55,881)         (53,020)
                                                                             ------------     ------------
Total stockholders' equity                                                          4,574            6,259
                                                                             ------------     ------------

Total liabilities and stockholders' equity                                   $     11,860     $     12,950
                                                                             ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                              For the three months ended
                                                                             -----------------------------
                                                                             September 30,    September 30,
                                                                                 2001             2000
                                                                             ------------     ------------

Revenues:
     Connectivity products                                                   $        829     $      1,536
     Service and support                                                            1,479            1,404
                                                                             ------------     ------------
                                                                                    2,308            2,940
                                                                             ------------     ------------
Expenses:
     Cost of connectivity products                                                    581            1,001
     Cost of service and support                                                      975              960
     Amortization of goodwill                                                          --              215
     Selling, general and administrative (includes a $855
        non-cash charge for consulting services in 2001)                            1,956            1,261
     Product development                                                              406              331
                                                                             ------------     ------------
                                                                                    3,918            3,768
                                                                             ------------     ------------

Operating loss                                                                     (1,610)            (828)

Other  income (expense):
     Loan discount amortization                                                      (231)            (206)
     Interest expense - affiliates                                                    (13)             (25)
     Interest expense - other                                                         (67)             (83)
     Other income (expense)                                                            (3)               7
                                                                             ------------     ------------

Loss before income taxes                                                           (1,924)          (1,135)

Provision for income taxes                                                             --               --
                                                                             ------------     ------------

Net loss                                                                           (1,924)          (1,135)

Preferred stock dividend                                                              (14)              --
                                                                             ------------     ------------


Net loss available to common stockholders                                    $     (1,938)    $     (1,135)
                                                                             ============     ============

Loss per common share - basic and diluted                                    $      (0.15)    $      (0.09)
                                                                             ============     ============

Weighted average shares outstanding - basic and diluted                            12,953           12,116
                                                                             ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                              For the three months ended
                                                                             -----------------------------
                                                                             September 30,    September 30,
                                                                                 2001             2000
                                                                             ------------     ------------

Revenues:
     Connectivity products                                                   $      1,906     $      2,714
     Service and support                                                            3,171            1,464
                                                                             ------------     ------------
                                                                                    5,077            4,178
                                                                             ------------     ------------
Expenses:
     Cost of connectivity products                                                  1,305            1,891
     Cost of service and support                                                    2,068              997
     Amortization of goodwill                                                          --              220
     Selling, general and administrative (includes a $855
        non-cash charge for consulting services in 2001)                            2,981            2,060
     Product development                                                              792              688
                                                                             ------------     ------------
                                                                                    7,146            5,856
                                                                             ------------     ------------

Operating loss                                                                     (2,069)          (1,678)

Other  income (expense):
     Loan discount amortization                                                      (455)            (206)
     Interest expense - affiliates                                                    (29)             (44)
     Interest expense - other                                                        (144)            (137)
     Other income (expense)                                                             1                5
                                                                             ------------     ------------

Loss before income taxes                                                           (2,696)          (2,060)

Provision for income taxes                                                             --               --
                                                                             ------------     ------------

Net loss                                                                           (2,696)          (2,060)

Preferred stock dividend                                                              (22)              --

Dividend associated with preferred stock beneficial
  conversion feature                                                                 (143)              --
                                                                             ------------     ------------

Net loss available to common stockholders                                    $     (2,861)    $     (2,060)
                                                                             ============     ============

Loss per common share - basic and diluted                                    $      (0.22)    $      (0.19)
                                                                             ============     ============

Weighted average shares outstanding - basic and diluted                            12,904           11,075
                                                                             ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              For the three months ended
                                                                             -----------------------------
                                                                             September 30,    September 30,
                                                                                 2001             2000
                                                                             ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $     (2,696)    $     (2,060)
  Adjustments to reconcile net loss to net cash used in operations:
       Common stock issued for consulting services                                    855               --
       Depreciation and amortization                                                  655              661
       Provision for uncollectible accounts receivable                                  9               25
       Provision for inventory reserve                                                 84              130
       Changes in current assets and current liabilities, net of effects from business acquired
          Receivables                                                                 112               34
          Inventories                                                                 397              325
          Prepaid expenses and other                                                  170              (41)
          Accounts payable and accrued liabilities                                    102           (1,005)
                                                                             ------------     ------------

Net cash used in operations                                                          (312)          (1,931)
                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                                             --           (4,150)
   Capitalization of software costs                                                   (18)             (41)
   Capital expenditures                                                               (33)            (163)
                                                                             ------------     ------------

Net cash used in investing activities                                                 (51)          (4,354)
                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                  200            2,500
  Repayment of debt                                                                   (58)            (347)
  Net repayments under lines of credit                                               (587)            (197)
  Capital contribution                                                                 --              250
  Proceeds from issuance of preferred stock                                           686               --
  Cost associated with the issuance of preferred stock                                (46)              --
  Proceeds from issuance of common stock                                               --            4,312
  Cost associated with the issuance of common stock                                    --             (325)
  Proceeds from exercise of common stock options                                       --               48
                                                                             ------------     ------------

Net cash provided by financing activities                                             195            6,241
                                                                             ------------     ------------

Net decrease in cash and cash equivalents                                            (168)             (44)
Cash and cash equivalents, beginning of year                                          264              197
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                     $         96     $        153
                                                                             ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                             $         77     $         54
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Preferred stock issued for settlement of accounts payable and
     accrued liabilities                                                     $        100     $         --
    Warrants associated with the issuance of preferred stock                           46               --
    Divided associated with preferred stock beneficial conversion feature             143               --
    Preferred stock issued for dividends                                               22               --
    Common stock issued for settlement of debt                                        128               --
    Common stock issued for settlement of accounts payable                              3               10
    Common stock issued for business acquired                                          --            3,800
    Common stock issued for consulting services                                       855               --

     See accompanying notes to unaudited consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the ability of the Company to continue as a going concern, the ability of the Company to fund operations, expand sales volume and sales personnel, the ability of the Company to improve revenue throughout the remainder of fiscal 2002, future supply and demand for the Company's products, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC"). Undue reliance should not be placed on any such forward-looking statements.

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

     The financial statements presented herein as of September 30, 2001 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements as of and for the three and six months ended September 30, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit ("Line"). In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the six months ended September 30, 2001, the Company incurred a net loss of $2,696,000 and as of September 30, 2001, the Company had a working capital deficit of $3,531,000. In addition, as of September 30, 2001, the Company had $3,037,000 in outstanding principal on long-term debt (exclusive of debt discount of $237,000) of which $2,500,000 matures in December 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The accompanying consolidated financial statements for the three and six months ended September 30, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     During the six months ended September 30, 2001, the Company raised equity capital through sales of its Series A redeemable convertible preferred stock ("Preferred Stock") in the amount of $640,000, net of issuance costs of $46,000, to help fund operations. During this period, the Company also issued 10,000 shares of Preferred Stock in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $100,000 of debt and $28,000 of accrued interest into 217,514 shares of common stock. Although the Company continues to attempt to extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   GOING CONCERN UNCERTAINTY, CONTINUED

     The Company intends to seek additional equity capital, as required, to fund its operations in fiscal 2002 and to repay indebtedness. Also, the Company intends to seek financing alternatives as its $2.5 million note payable matures in December 2001. However, no assurances can be given that the Company will be able to obtain additional equity capital or alternative financing in sufficient amounts and/or under terms favorable to the Company.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to sell selected accounts receivable invoices to the lender with full recourse against the Company. Although the Company has established this new borrowing facility, no assurances can be given that the Company has enough capital to fund its operations.

     During the second quarter of fiscal 2002, the Company continued to ship the 4 port and 8 port versions of its remote access server ("RAS") and remote console management ("RCM") products. Additionally, the Company shipped units of the new RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company will continue to identify new opportunities to expand sales volume by adding sales personnel and leveraging the Company's existing distribution channels. However, no assurances can be given that the Company will increase its revenues in fiscal 2002 to generate sufficient cash flow to fund its operations.

3.   ACQUISITION

     On April 12, 2000, the Company entered into an agreement to acquire 100% of the stock of Multi-User Solutions, Ltd. ("Multi-User"), a Georgia-based system support and integration company, for an initial purchase price of $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's common stock valued at $3,800,000. On June 28, 2000 the Company consummated the acquisition and placed into escrow initial purchase consideration of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as detailed in the purchase agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $359,000. The purchase consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. The performance objectives had not been achieved through September 30, 2001.

     The cash portion of the acquisition was financed through the issuance of an 11%, $2,500,000 note payable (see Note 8) and a portion of the $3,736,000 in net proceeds received from the issuance of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. The Company recorded goodwill of $8,730,000 as a result of the acquisition. The Company amortized $652,000 of this goodwill thru March 31, 2001 (see Note 11). The consolidated statements of operations include the operations of the business since the acquisition date.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   ACQUISITION, CONTINUED.

     The following unaudited pro forma information for the six months ended September 30, 2000 gives effect to the acquisition of Multi-User as if it had occurred on April 1, 2000 (in thousands, except per share data):

                                                               Six months ended
                                                              September 30, 2000
                                                              ------------------

     Net sales                                                    $    5,823
                                                                  ==========
     Net loss                                                     $   (2,370)
                                                                  ==========
     Net loss per share - basic and diluted                       $    (0.20)
                                                                  ==========

4.   REVENUE RECOGNITION

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at September 30, 2001 and March 31, 2001 (in thousands):

                                                 September 30,        March 31,
                                                     2001                2001
                                                  ----------          ----------
Inventories:
     Finished goods                               $      442          $      540
     Work in process                                     146                 147
     Raw materials                                     1,104               1,486
                                                  ----------          ----------
                                                  $    1,692          $    2,173
                                                  ==========          ==========

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 4,949,417 and 1,758,047 in the three months ended September 30, 2001 and 2000, respectively, as their effect is anti-dilutive. As a result of the sale of Preferred Stock (see Note 10), the Company recorded $14,000 and $22,000 in dividends during the three and six months ended September 30, 2001 and a one-time $143,000 dividend associated with the Preferred Stock's beneficial conversion feature during the six months ended September 30, 2001. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital. These Preferred Stock dividends increased the net loss available to common stockholders.

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

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% of the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable due on December 28, 2001 (the "Note") the proceeds of which were used to fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less the $3.25 per share price. As of September 30, 2001, the adjusted exercise price of the warrant was $2.80. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   LONG-TERM DEBT AND LINE OF CREDIT, CONTINUED

     Through June 22, 2001, the Note was subordinated to the Company's Line. Effective October 29, 2001, the Note is subordinated to the Company's factoring agreement. The Note is guaranteed by the Company and its wholly owned subsidiaries and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of its other financing arrangements in excess of $50,000.

     As of March 31, 2001, the Company was in violation of the Note's cross default provision. On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

     In March 2001, the Company's board of directors authorized the issuance of up to 400,000 shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $10 per share plus accrued but unpaid dividends. The Preferred Stock provides for dividends equal to $.60 per share per annum paid quarterly commencing June 30, 2001, increasing to $.80 per share per annum 120 days after issuance of the Preferred Stock if the shares issuable upon conversion to common stock are not then registered for resale and remaining at $.80 per share until such common stock is registered. Between March 31, 2001 and February 28, 2003, the Company has the option to pay dividends in shares of the Company's Preferred Stock at $10 per share. Dividends are cumulative and have preference over payments on any of the Company's other equity securities.

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

     During the three months ended June 30, 2001, the Company issued 78,600 shares of Preferred Stock valued at $786,000 for cash proceeds of $640,000, net of issuance costs of $46,000, and for settlement of $100,000 due to an officer and a director. During the three months ended September 30, 2001, the Company issued 2,168 shares of Preferred Stock to pay dividends earned during the six months ended September 30, 2001. The Preferred Stock contains a beneficial conversion feature. In conjunction with this issuance, the Company recorded a one-time $143,000 dividend associated with the Preferred Stock's beneficial conversion feature. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK, CONTINUED.

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

     During September 2001, the Company issued 600,000 shares of common stock valued at $855,000 as compensation for consulting services to be provided over future periods. The Company recorded the expense in the three months ended September 30, 2001. The consultant shall provide services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

10.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Prior to June 28, 2000, the Company had only one reportable segment, Connectivity Products. As a result of the June 28, 2000 acquisition of Multi-User, the Company created an additional segment associated with operating system support, systems integration and on site hardware maintenance (Service and Support segment). Segment information for the three and six months ended September 30, 2001 and 2000, respectively, is as follows:

                                           Connectivity   Service   Consolidated
                                             Products   and Support    Totals
                                             --------     --------    --------

Three Months Ended September 30, 2001
Revenue                                      $    829     $  1,479    $  2,308
Operating Income (Loss)                        (1,789)         179      (1,610)
Total Assets                                    2,721        9,139      11,860

Six Months Ended September 30, 2001
Revenue                                      $  1,906     $  3,171    $  5,077
Operating Income (Loss)                        (2,555)         486      (2,069)
Total Assets                                    2,721        9,139      11,860

Three Months Ended September 30, 2000
Revenue                                      $  1,536     $  1,404    $  2,940
Operating Income (Loss)                          (678)        (150)       (828)
Total Assets                                    4,779        9,799      14,578

Six Months Ended September 30, 2000
Revenue                                      $  2,714     $  1,464    $  4,178
Operating Income (Loss)                        (1,531)        (147)     (1,678)
Total Assets                                    4,779        9,799      14,578

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at September 30, 2001. Therefore, no impairment loss was recorded during the six months ended September 30, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The net loss for the three and six months periods ended September 30, 2000 would have been decreased by approximately $215,000 and $220,000, respectively, if the recorded goodwill amortization were reversed. Basic and diluted loss per share would have been decreased by $0.02 for both the three and six months ended September 30, 2000 if the recorded goodwill amortization were reversed.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning January 1, 2002 for the Company's first quarter of fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS 133, "Accounting For Derivative Instruments And Hedging Activities". The Company adopted SFAS 133 (as amended by SFAS' 137 and 138) on April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's April 1, 2001 adoption of SFAS 133 had no impact on the Company's financial position or results of operations as the Company has no derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  COMPARED TO THE THREE  MONTHS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

     During the three months ended September 30, 2001, the Company incurred a net loss of $1,924,000 on net sales of $2,308,000 compared to a net loss of $1,135,000 during the three months ended September 30, 2000 on net sales of $2,940,000.

     Net sales of Connectivity Products decreased from $1,536,000 during the three months ended September 31, 2000 to $829,000 during the three months ended September 30, 2001. This decrease in Connectivity Products sales was primarily due to lower sales to the Company's largest non-distribution customer. Additionally, the company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. Net sales from Service and Support segment increased from $1,404,000 during the three months ended September 30, 2000 to $1,479,000 during the three months ended September 30, 2001. This slight increase is due to annual service contracts signed with new customers.

     Cost of Connectivity Products totaled $581,000, or 70% of Connectivity Product sales (30% gross margin), for the three months ended September 30, 2001 compared to $1,001,000, or 65% of Connectivity Product sales (35% gross margin), for the three months ended September 30, 2000. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed operating costs that were not affected by the reduction in sales volume. These factors were partially offset by increased margins on the Company's newer products. Cost of sales for Service and Support totaled $975,000, or 66% of Service and Support revenue (34% gross margin), for the three months ended September 30, 2001 compared to $960,000, or 68% of Service and Support revenue (32% gross margin), for the three months ended September 30, 2000.

     In the three months ended September 30, 2000, the Company recorded a non-cash expense of $215,000 for amortization of goodwill related to the acquisition of the Service and Support line of business. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2001. Instead, goodwill was reviewed for impairment with no adjustment deemed necessary.

     Selling, general and administrative ("SGA") expenses for the three months ended September 30, 2001 totaled $1,956,000 compared to $1,261,000 for the three months ended September 30, 2000. SGA expenses related to Connectivity Products increased by $750,000 or 85% in the current year's three-month period. This increase is attributable to the $855,000 non-cash charge the Company recorded for the issuance of 600,000 shares of common stock for consulting services. This increase was offset by the Company's cost containment efforts. SGA expenses for Service and Support were $325,000 for the three months ended September 30, 2001 compared to $380,000 for the three months ended September 30, 2000. This decrease of $55,000, or 14%, is also the result of cost containment efforts.

     Product development costs charged to expense for the three months ended September 30, 2001 totaled $406,000, or 18% of total net sales, compared to $331,000, or 11% of total net sales for the three month period ended September 30, 2000. This increase of $75,000, or 23%, is primarily due to increases in product development personnel.

     Interest expense charged by others for the three months ended September 30, 2001 totaled $67,000 compared to $83,000 for the three months ended September 30, 2000. This decrease of $16,000 is due to the repayment of debt. During the three months ended September 30, 2001, the Company expensed $231,000 related to amortization of the discount on the 11%, $2,500,000 note payable compared to $206,000 during the three months ended September 30, 2000.

SIX MONTHS ENDED  SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED  SEPTEMBER
--------------------------------------------------------------------------------
30, 2000
--------

     During the six months ended September 30, 2001, the Company incurred a net loss of $2,696,000 on net sales of $5,077,000 compared to a net loss of $2,060,000 during the six months ended September 30, 2000 on net sales of $4,178,000.

     Net sales of Connectivity Products decreased from $2,714,000 during the six months ended September 31, 2000 to $1,906,000 during the six months ended September 30, 2001. This decrease in Connectivity Products sales was primarily to lower sales to the Company's largest non-distribution customer. Additionally, the Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. Net sales from Service and Support segment increased from $1,464,000 during the six months ended September 31, 2000 to $3,171,000 during the six months ended September 30, 2001. Due to the June 28, 2000 acquisition of Multi-User, the prior year six-month period only included three months of operations from the Service and Support segment.

     Cost of Connectivity Products sold totaled $1,305,000, or 68% of Connectivity Product sales (32% gross margin), for the six months ended September 2001 compared to $1,891,000, or 70% of Connectivity Product sales (30% gross margin), for the six months ended September 2000. The slight increase in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to increased margins on the Company's newer products. This was offset by the continuation of certain fixed operating costs that were not affected by the reduction in sales volume. Cost of sales for Service and Support totaled $2,068,000, or 65% of Service and Support revenue (35% gross margin), for the six months ended September 2001 compared to $997,000, or 68% of Service and Support revenue (32% gross margin), for the six months ended September 2000. Due to the June 28, 2000 acquisition of Multi-User, the prior year six-month period only included three months of operations from the Service and Support segment.

     In the six months ended September 30, 2000, the Company recorded a non-cash expense of $220,000 for amortization of goodwill related to the acquisition of the Service and Support line of business. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2001. Instead, goodwill was reviewed for impairment with no adjustment deemed necessary.

     Selling, general and administrative ("SGA") expenses for the six months ended September 30, 2001 totaled $2,126,000 compared to $2,060,000 for the six months ended September 30, 2000. SGA expenses related to Connectivity Products increased by $698,000 or 42% in the current year's six-month period. This increase is attributable to the $855,000 non-cash charge the Company recorded for the issuance of 600,000 shares of common stock for consulting services. This increase was offset by the Company's cost containment efforts. SGA expenses for Service and Support were $617,000 for the six months ended September 30, 2001 compared to $394,000 for the six months ended September 30, 2000. Due to the June 28, 2000 acquisition of Multi-User, the prior year six-month period only included three months of operations from the Service and Support segment.

     Product development costs charged to expense for the six month period ended September 30, 2001 totaled $792,000, or 16% of total net sales, compared to $688,000, or 16% of total net sales for the six month period ended September 30, 2000. This increase of $104,000, or 15%, is primarily due to increases in product development personnel.

     Interest expense charged by others for the six months ended September 30, 2001 totaled $144,000 compared to $137,000 for the six months ended September 30, 2000. The increase is primarily due to the issuance of new debt related to the June 28, 2000 acquisition of Multi-User. This was offset by repayment of the Company's Line. During the six months ended September 30, 2001, the Company expensed $455,000 related to amortization of the discount on the 11%, $2,500,000 note payable compared to $206,000 during the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit. In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the six months ended September 30, 2001, the Company incurred a net loss of $2,696,000 and as of September 30, 2001, the Company had a working capital deficit of $3,531,000. In addition, as of September 30, 2001, the Company had $3,037,000 in outstanding principal on long-term debt (exclusive of debt discount of $237,000) of which $2,500,000 matures in December 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below.

     During the six months ended September 30, 2001, the Company raised equity capital through sales of its Preferred Stock in the amount of $640,000, net of issuance costs of $46,000, to help fund operations. During this period, the Company also issued 10,000 shares of Preferred Stock in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $100,000 of debt and $28,000 of accrued interest into 217,514 shares of common stock. Although the Company continues to attempt to extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

     To date, the Company has financed its operations and met its working capital requirements through the issuance of $640,000 of Preferred Stock and a $627,000 prepayment from one of its customers. If cash generated by operations are insufficient to satisfy the Company's cash requirements for the remainder of the fiscal year ending March 31, 2002, the Company will be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurances can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities will result in additional dilution of the Company's stockholders.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to sell selected accounts receivable invoices to the lender with full recourse against the Company. Although the Company has established this new borrowing facility, no assurances can be given that the Company has enough capital to fund its operations.

     During the second quarter of fiscal 2002, the Company shipped its 4 port and 8 port versions of its remote access server ("RAS") and remote console management ("RCM") products. Additionally, the Company shipped units of the new RCM product available in 16, 32, 48 and 64 port versions. Several new customers have placed orders for these products and evaluations continue with several other new and existing customers. The Company will continue to identify new opportunities to expand sales volume by adding sales personnel and leveraging the Company's existing distribution channels. However, no assurances can be given that the Company will increase its revenues in fiscal 2002 to generate sufficient cash flow to fund its operations.

     Cash used by operating activities amounted to $312,000 during the six months ended September 30, 2001 compared to $1,931,000 during the six months ended September 30, 2000. A portion the cash consumed by operating losses for the six months ended September 30, 2001 was offset by decreases in accounts receivables and inventory and increases in accounts payables and accrued liabilities as well as higher depreciation and amortization expenses.

     Cash used in investing activities amounted to $51,000 during the six months ended September 30, 2001 compared to $4,354,000 for the six months ended September 30, 2000. The prior year amount was consisted primarily of cash used in the June 28, 2000 acquisition of Multi-User.

     Cash provided by financing activities amounted to $195,000 during the six months ended September 30, 2001 compared to cash used in financing activities of $6,241,000 during the six months ended September 30, 2000. The decrease in net cash inflow resulted from a reduction in proceeds collected from the issuance of stock and a note payable in the prior year period as well as the repayment of the Company's line of credit in the current year period.

     Working capital deficit amounted to $3,531,000 at September 30, 2001 compared to $2,794,000 at March 31, 2001. The ratio of current assets to current liabilities at September 30, 2001 was 0.46 to 1.00 compared to 0.58 to 1.00 at March 31, 2001.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 2002
-----------------------------------------

     The Company made shipments on five new products during the three months ended September 30, 2001. Three of the new products are the next generation of console management products with In-Band, Out-of-Band and Remote Console Management capabilities. The other products strengthen the popular line of the Company's server products. Additionally, the Company entered into a new lending agreement in October 2001. The Company has made significant changes in its management during the last eight months with a new president and chief executive officer, a new executive vice president and chief technology officer, and a new vice president of North American sales. The Company has also added members to the Board of Directors thereby strengthening its financial and advisory resources. The Company has doubled the size of its sales force and added four new development engineers.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Number    Description of Exhibit
          ------    ----------------------

          3.1(i) Certificate of Amendment of Registrant's Certificate of Incorporation and amendments thereto (Incorporated by reference to Exhibit 3.1(i) to the Registrant's Report on Form 10-QSB for the period ended January 2, 1998)

          3.1(ii)   By-laws of Registrant

          4.1 Certificate of designations, preferences and rights of Series A Cumulative Convertible Preferred Stock

          10.96 Factoring Agreement between the Company and Presidential Financial Corporation dated October 29, 2001

          10.97     Form of Consulting  Agreement  (Incorporated by reference to
                    Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 30, 2001)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPUTONE CORPORATION


Date: November 14, 2001       By:  /s/ E. Leo Bebeau
                                   -------------------
                                   E. Leo Bebeau
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Keith H. Daniel
                                   -------------------
                                   Keith H. Daniel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)