Form 10QSB
period 2001-12-31
COMPUTONE CORPORATION
filed 2002-02-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three months ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number 0-16172

                              COMPUTONE CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    23-2472952
-----------------------------------          -----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,121,741 shares of common stock on February 11, 2002.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                     COMPUTONE CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Unaudited Consolidated Balance Sheets as of December 31, 2001
            and March 31, 2001                                                 3

         Unaudited Consolidated Statements of Operations for the three
            months ended December 31, 2001 and December 31, 2000               4

         Unaudited Consolidated Statements of Operations for the nine
            months ended December 31, 2001 and December 31, 2000               5

         Unaudited Consolidated Statements of Cash Flows for the nine
            months ended December 31, 2001 and December 31, 2000               6

         Notes to Unaudited Consolidated Financial Statements                  7

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities                                                18

ITEM 3.  Defaults Upon Senior Securities                                      18

ITEM 4.  Submission of Matters to a Vote of Security Holders                  18

ITEM 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     Computone Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                          December 31, 2001  March 31, 2001
                                                                          -----------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $         41     $        264
    Receivables, net of allowance for doubtful accounts
       of $97 as of December 31, 2001 and $150 as of March 31, 2001                   713            1,297
    Inventories, net                                                                1,589            2,173
    Prepaid expenses and other                                                         60              163
                                                                             ------------     ------------
Total current assets                                                                2,403            3,897

Property and equipment, net                                                           449              606

Goodwill                                                                            8,078            8,078

Software development costs, net of accumulated amortization
   of $327 as of December 31, 2001 and $687 as of March 31, 2001                      242              242

Other                                                                                   8              127
                                                                             ------------     ------------

Total assets                                                                 $     11,180     $     12,950
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                  $      1,792     $      2,056
    Accrued liabilities:
         Deferred maintenance revenue                                                 914              848
         Interest                                                                     132              163
         Other                                                                        714              733
   Line of credit                                                                      62              587
   Notes payable to stockholders                                                      413              495
   Current maturities of long-term debt, net of discount of
     $0 as of December 31, 2001 and $691 as of March 31, 2001                       2,500            1,809
                                                                             ------------     ------------
Total current liabilities                                                           6,527            6,691
                                                                             ------------     ------------

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated value;
  400,000 shares authorized; 92,343 and no shares issued and outstanding,
   as of December 31, 2001 and March 31, 2001, respectively                           831               --
                                                                             ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
   14,121,741 and 12,853,577 shares issued and outstanding,
   as of December 31, 2001 and March 31, 2001, respectively                           141              129
  Additional paid-in capital                                                       60,749           59,150
  Accumulated deficit                                                             (57,068)         (53,020)
                                                                             ------------     ------------
Total stockholders' equity                                                          3,822            6,259
                                                                             ------------     ------------

Total liabilities and stockholders' equity                                   $     11,180     $     12,950
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                              For the three months ended
                                                                          -----------------------------------
                                                                          December 31, 2001 December 31, 2000
                                                                          ----------------- -----------------
Revenues:
     Connectivity products                                                   $        806     $      2,113
     Service and support                                                            1,281            1,647
                                                                             ------------     ------------
                                                                                    2,087            3,760
                                                                             ------------     ------------
Expenses:
     Cost of connectivity products                                                    464            1,355
     Cost of service and support                                                      826            1,165
     Amortization of goodwill                                                          --              216
     Selling, general and administrative                                            1,269            1,383
     Product development                                                              337              318
                                                                             ------------     ------------
                                                                                    2,896            4,437
                                                                             ------------     ------------

Operating loss                                                                       (809)            (677)

Other income (expense):
     Loan discount amortization                                                      (237)            (212)
     Interest expense - affiliates                                                     (7)             (25)
     Interest expense - other                                                         (79)             (98)
     Other income (expense)                                                            (1)              19
                                                                             ------------     ------------

Loss before income taxes                                                           (1,133)            (993)

Provision for income taxes                                                             --               --
                                                                             ------------     ------------

Net loss                                                                           (1,133)            (993)

Preferred stock dividend                                                              (16)              --

Dividend associated with preferred stock beneficial
  conversion feature                                                                  (38)              --
                                                                             ------------     ------------

Net loss available to common stockholders                                    $     (1,187)    $       (993)
                                                                             ============     ============

Loss per common share - basic and diluted                                    $      (0.09)    $      (0.08)
                                                                             ============     ============

Weighted average shares outstanding - basic and diluted                            13,752           12,138
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                               For the nine months ended
                                                                          -----------------------------------
                                                                          December 31, 2001 December 31, 2000
                                                                          ----------------- -----------------
Revenues:
     Connectivity products                                                   $      2,712     $      4,826
     Service and support                                                            4,452            3,112
                                                                             ------------     ------------
                                                                                    7,164            7,938
                                                                             ------------     ------------
Expenses:
     Cost of connectivity products                                                  1,769            3,246
     Cost of service and support                                                    2,894            2,161
     Amortization of goodwill                                                          --              436
     Selling, general and administrative                                            4,250            3,443
     Product development                                                            1,129            1,007
                                                                             ------------     ------------
                                                                                   10,042           10,293
                                                                             ------------     ------------

Operating loss                                                                     (2,878)          (2,355)

Other  income (expense):
     Loan discount amortization                                                      (692)            (418)
     Interest expense - affiliates                                                    (43)             (69)
     Interest expense - other                                                        (223)            (235)
     Other income                                                                       7               24
                                                                             ------------     ------------

Loss before income taxes                                                           (3,829)          (3,053)

Provision for income taxes                                                             --               --
                                                                             ------------     ------------

Net loss                                                                           (3,829)          (3,053)

Preferred stock dividend                                                              (38)              --

Dividend associated with preferred stock beneficial
  conversion feature                                                                 (181)              --
                                                                             ------------     ------------

Net loss available to common stockholders                                    $     (4,048)    $     (3,053)
                                                                             ============     ============

Loss per common share - basic and diluted                                    $      (0.31)    $      (0.27)
                                                                             ============     ============

Weighted average shares outstanding - basic and diluted                            13,214           11,431
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

                         PART I - FINANCIAL INFORMATION

                     Computone Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               For the nine months ended
                                                                          -----------------------------------
                                                                          December 31, 2001 December 31, 2000
                                                                          ----------------- -----------------
Cash flows from operating activities:
  Net loss                                                                   $     (3,829)    $     (3,053)
  Adjustments to reconcile net loss to net cash used in operations:
       Common stock issued for consulting services                                  1,071               --
       Depreciation and amortization                                                  985            1,210
       Provision for uncollectible accounts receivable                                 27               52
       Provision for inventory reserve                                                110              237
       Changes in current assets and current liabilities, net of effects from business acquired
          Receivables                                                                 557             (458)
          Inventories                                                                 474              307
          Prepaid expenses and other                                                  103               63
          Other assets                                                                119              (99)
          Accounts payable and accrued liabilities                                    (59)            (114)
                                                                             ------------     ------------

Net cash used in operations                                                          (442)          (1,855)
                                                                             ------------     ------------

Cash flows from investing activities:
   Acquisition of business                                                             --           (4,150)
   Capitalization of software costs                                                   (98)             (44)
   Capital expenditures                                                               (39)            (232)
                                                                             ------------     ------------

Net cash used in investing activities                                                (137)          (4,426)
                                                                             ------------     ------------

Cash flows from financing activities:
  Proceeds from the issuance of debt                                                  200            2,500
  Repayment of debt                                                                   (58)            (382)
  Net repayments under lines of credit                                               (525)            (225)
  Capital contribution                                                                 --              250
  Proceeds from issuance of preferred stock, net of issuance cost of $46              739               --
  Proceeds from issuance of common stock, net of issuance cost of $325                 --            3,987
  Proceeds from exercise of common stock options                                       --               48
                                                                             ------------     ------------

Net cash provided by financing activities                                             356            6,178
                                                                             ------------     ------------

Net decrease in cash and cash equivalents                                            (223)            (103)
Cash and cash equivalents, beginning of year                                          264              197
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                     $         41     $         94
                                                                             ============     ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                             $        154     $        166
Supplemental disclosures of non-cash financing and investing activities:
    Preferred stock issued for settlement of accounts payable
      and accrued liabilities                                                $        100     $         --
    Warrants associated with the issuance of preferred stock                           46               --
    Divided associated with preferred stock beneficial conversion feature             181               --
    Preferred stock issued for dividends                                               38               --
    Common stock issued for settlement of loans and accrued interest
      payable to shareholders                                                         303               --
    Common stock issued for settlement of accounts payable                              8               10
    Common stock issued for business acquired                                          --            3,800
    Common stock issued for consulting services                                     1,071               --

     See accompanying notes to unaudited consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Undue reliance should not be placed on any such forward-looking statements. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the ability of the Company to extend the maturity dates of its debt, the ability of the Company to continue as a going concern, the ability of the Company to fund operations, expand sales volume and sales personnel, the ability of the Company to improve revenue throughout the remainder of fiscal 2002, future supply and demand for the Company's products, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC").

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

     The financial statements presented herein as of December 31, 2001 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements as of and for the three and nine months ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its line of credit ("Line"). In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the nine months ended December 31, 2001, the Company incurred a net loss of $3,829,000 and as of December 31, 2001, the Company had a working capital deficit of $4,124,000. In addition, as of December 31, 2001, the Company had $2,913,000 in outstanding principal on long-term debt including the 11% $2,500,000 note payable which became due in December 2001 and is currently in default. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The accompanying consolidated financial statements for the three and nine months ended December 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     During the nine months ended December 31, 2001, the Company raised equity capital through sales of its Series A redeemable convertible preferred stock ("Preferred Stock") in the amount of $739,000, net of issuance costs of $46,000, to help fund operations. During this period, the Company also issued 10,000 shares of Preferred Stock in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $100,000 of debt and $28,000 of accrued interest into 217,514 shares of common stock. In November 2001, the Company reached an agreement to convert $124,000 of debt and $51,000 of accrued interest into 172,765 shares of common stock. Although the Company continues to attempt to extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   GOING CONCERN UNCERTAINTY, CONTINUED

     The Company continues to seek additional equity capital, as required, to fund its operations in fiscal 2002 and to reduce indebtedness. Also, the Company is pursuing financing alternatives for its $2.5 million note payable which became due in December 2001 and is currently in default. The Company has entered into discussions with the lender regarding strategic alternatives that would restructure or repay this indebtedness. There can be no assurances that such discussions will be successful or that the lender will not take legal action to collect amounts due. Furthermore, no assurances can be given that the Company will be able to obtain additional equity capital or alternative financing in sufficient amounts and/or under terms favorable to the Company. The Company is also considering opportunities to sell certain assets or license its technology.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. At December 31, 2001, the Company had $62,000 outstanding under this factoring agreement. The agreement enables the Company to sell selected accounts receivable invoices to the lender with full recourse against the Company. Although the Company has established this new borrowing facility, no assurances can be given that the Company has enough capital to fund its operations.

3.   ACQUISITION

     On April 12, 2000, the Company entered into an agreement to acquire 100% of the stock of Multi-User Solutions, Ltd. ("Multi-User"), a Georgia-based system support and integration company, for an initial purchase price of $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's common stock valued at $3,800,000. On June 28, 2000 the Company consummated the acquisition and placed into escrow initial purchase consideration of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as detailed in the purchase agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $359,000. The purchase consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. The performance objectives had not been achieved through December 31, 2001.

     The cash portion of the acquisition was financed through the issuance of an 11%, $2,500,000 note payable (see Note 8) and a portion of the $3,736,000 in net proceeds received from the issuance of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. The Company recorded goodwill of $8,730,000 as a result of the acquisition. The Company amortized $652,000 of this goodwill thru March 31, 2001 (see Note 12). The consolidated statements of operations include the operations of the business since the acquisition date.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   ACQUISITION, CONTINUED.

     The following unaudited pro forma information for the nine months ended December 31, 2000 gives effect to the acquisition of Multi-User as if it had occurred on April 1, 2000 (in thousands, except per share data):

                                                           Nine months ended
                                                           December 31, 2000
                                                           =================
     Net sales                                              $          9,583
                                                            ================
     Net loss                                               $         (3,363)
                                                            ================
     Net loss per share - basic and diluted                 $          (0.28)
                                                            ================

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

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at December 31, 2001 and March 31, 2001 (in thousands):

                                           December 31,         March 31,
                                               2001                2001
                                           ------------        ------------
     Inventories:
       Finished goods                      $        437        $        540
       Work in process                              114                 147
       Raw materials                              1,038               1,486
                                           ------------        ------------
                                           $      1,589        $      2,173
                                           ============        ============

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 4,573,066 and 2,349,047 as of December 31, 2001 and 2000, respectively, as their effect is anti-dilutive. As a result of the sale of Preferred Stock (see Note 9), the Company paid in Preferred Stock $16,000 and $38,000 in dividends during the three and nine months ended December 31, 2001, respectively, and $38,000 and $181,000 in dividends associated with the Preferred Stock's beneficial conversion feature during the three and nine months ended December 31, 2001, respectively. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital. These Preferred Stock dividends increased the net loss available to common stockholders.

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

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At December 31, 2001, the Company had $62,000 in outstanding borrowings leaving less than $10,000 available under the factoring agreement.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable that became due in December 2001 (the "Note") the proceeds of which were used to fund the Multi-User acquisition and the Company's general working capital needs. The Note also required the Company to issue a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less the $3.25 per share price. As of December 31, 2001, the adjusted exercise price of the warrant was $2.54. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   LONG-TERM DEBT AND LINE OF CREDIT, CONTINUED

     Through June 22, 2001, the Note was subordinated to the Company's Line. Effective October 29, 2001, the Note is subordinated to the Company's factoring agreement. The Note is guaranteed by the Company and its wholly-owned subsidiary and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The note became due in December 2001 and is currently in default. The Company is pursuing financing alternatives and has entered into discussions with the lender to consider strategic alternatives that would restructure or repay this indebtedness. No assurances can be given that the Company will be able to complete financing or strategic alternatives in sufficient amounts and/or under terms acceptable to the Company.

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

     During the nine months ended December 31, 2001, the Company issued 88,570 shares of Preferred Stock valued at $885,000 for cash proceeds of $739,000, net of issuance costs of $46,000, and for settlement of $100,000 due to an officer and a director. During the nine months ended December 31, 2001, the Company issued 3,773 shares of Preferred Stock to pay dividends earned during that period. The issuance of Preferred Stock resulted in the Company recording $38,000 and $181,000 in dividends associated with the beneficial conversion feature in the three and nine months ended December 31, 2001, respectively. The beneficial conversion feature was accounted for as a debit to accumulated deficit offset against additional paid-in capital. In conjunction with the issuance of the Preferred Stock, the Company granted a warrant to PMG Capital Corp., ("PMG"), an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. The warrant is currently exercisable in whole or in part and expires in March 2006. The fair value of the warrant of $46,000, determined through the use of the Black Sholes valuation model, was accounted for as a reduction in the Preferred Stock and an increase in additional paid-in-capital in the accompanying consolidated balance sheet.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK, CONTINUED.

     During September 2001, the Company issued 600,000 shares of common stock valued at $855,000 as compensation for consulting services to be provided over future periods. During October 2001, the Company issued 268,000 shares of common stock valued at $216,000 to another consultant as compensation for services to be provided over future periods. The Company recorded the expense in the periods the shares were issued. The consultants provide services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

10.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Prior to June 28, 2000, the Company had only one reportable segment, Connectivity Products. As a result of the June 28, 2000 acquisition of Multi-User, the Company created an additional segment associated with operating system support, systems integration and on site hardware maintenance (Service and Support segment). Segment information for the three and nine months ended December 31, 2001 and 2000, respectively, is as follows:

                                             Connectivity       Service        Consolidated
                                               Products       and Support         Totals
                                             ------------     ------------     ------------

     Three Months Ended December 31, 2001
     Revenue                                 $        806     $      1,281     $      2,087
     Operating income (loss)                         (893)              84             (809)
     Total assets                                   2,329            8,851           11,180

     Nine Months Ended December 31, 2001
     Revenue                                 $      2,712     $      4,452     $      7,164
     Operating income (loss)                       (3,448)             570           (2,878)
     Total assets                                   2,329            8,851           11,180

     Three Months Ended December 31, 2000
     Revenue                                 $      2,113     $      1,647     $      3,760
     Operating income (loss)                         (519)            (158)            (677)
     Total assets                                   4,910            9,716           14,626

     Nine Months Ended December 31, 2000
     Revenue                                 $      4,826     $      3,112     $      7,938
     Operating income (loss)                       (2,051)            (304)          (2,355)
     Total assets                                   4,910            9,716           14,626

11.  CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in this and other Company filings with the SEC. However, the following additional information is provided to assist financial statement users.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  CONTINGENCIES AND RELATED PARTY TRANSACTIONS, CONTINUED.

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. The Company has $1,100,000 due on the lease through 2007 for its primary office space.

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User. The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through December 31, 2001, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the nine months ended December 31, 2001, the Company issued common stock valued at $303,000 to settle notes payable and accrued interest due to two shareholders. At December 31, 2001, the Company had notes payable due to shareholders of $413,000. The Company incurred $43,000 and $69,000 in interest expense on related party notes payables for the nine months ending December 31, 2001 and 2000, respectively.

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The net loss for the three and nine months periods ended December 31, 2000 would have been decreased by approximately $216,000 and $436,000, respectively, if the recorded goodwill amortization were reversed. Basic and diluted loss per share would have been decreased by $0.02 and $0.04 for both the three and nine months ended December 31, 2000, respectively, if the recorded goodwill amortization were reversed.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning April 1, 2002 for the Company's first quarter of fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

                     COMPUTONE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

     All statements contained in this Form-10QSB Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Undue reliance should not be placed on any such forward-looking statements. Actual results could vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to obtain and maintain adequate working capital, the ability of the Company to extend the maturity dates of its debt, the ability of the Company to continue as a going concern, the ability of the Company to fund operations, expand sales volume and sales personnel, the ability of the Company to improve revenue throughout the remainder of fiscal 2002, future supply and demand for the Company's products, changes in business and economic conditions, availability of raw materials and parts, and other risks that may be described from time to time in reports the Company files with the SEC.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

     During the three months ended December 31, 2001, the Company incurred a net loss of $1,133,000 on net sales of $2,087,000 compared to a net loss of $993,000 during the three months ended December 31, 2000 on net sales of $3,760,000.

     Net sales of Connectivity Products decreased from $2,113,000 during the three months ended December 31, 2000 to $806,000 during the three months ended December 31, 2001. This decrease in Connectivity Products sales was primarily due to lower sales to the Company's largest non-distribution customer. The Company also ended its relationship with its second largest distribution customer, which accounted for $129,000 in revenues during the three months ended December 31, 2000. Additionally, the Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. Net sales from Service and Support segment decreased from $1,647,000 during the three months ended December 31, 2000 to $1,281,000 during the three months ended December 31, 2001. This decrease is primarily due to lower sales to the Company's integration customers.

     Cost of Connectivity Products totaled $464,000, or 58% of Connectivity Product sales (42% gross margin), for the three months ended December 31, 2001 compared to $1,355,000, or 64% of Connectivity Product sales (36% gross margin), for the three months ended December 31, 2000. The increase in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to a change in the sales mix towards the Company's newer products, which are sold at a higher margin. Cost of sales for Service and Support totaled $826,000, or 64% of Service and Support revenue (36% gross margin), for the three months ended December 31, 2001 compared to $1,165,000, or 70% of Service and Support revenue (30% gross margin), for the three months ended December 31, 2000. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period.

     In the three months ended December 31, 2000, the Company recorded a non-cash expense of $216,000 for amortization of goodwill related to the acquisition of the Service and Support line of business. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2001. Instead, goodwill was reviewed for impairment at April 1, 2001 with no adjustment deemed necessary.

     Selling, general and administrative ("SGA") expenses for the three months ended December 31, 2001 totaled $1,269,000 compared to $1,383,000 for the three months ended December 31, 2000. SGA expenses related to Connectivity Products decreased by $61,000 or 6% in the current year's three-month period. This decrease is attributable to the Company's cost containment efforts and was partially offset by the $216,000 non-cash charge the Company recorded for the issuance of 268,000 shares of common stock for consulting services. SGA expenses for Service and Support were $371,000 for the three months ended December 31, 2001 compared to $424,000 for the three months ended December 31, 2000. This decrease of $53,000, or 13%, is also the result of cost containment efforts.

     Product development costs charged to expense for the three months ended December 31, 2001 totaled $337,000, or 41% of total net sales, compared to $318,000, or 15% of total net sales for the three month period ended December 31, 2000. This slight increase of $19,000, or 6%, is primarily due to increases in product development personnel.

     Interest expense charged by others for the three months ended December 31, 2001 totaled $79,000 compared to $98,000 for the three months ended December 31, 2000. This decrease of $19,000 is due to lower levels of outstanding debt. During the three months ended December 31, 2001, the Company expensed $237,000 related to amortization of the discount on the 11%, $2,500,000 note payable compared to $212,000 during the three months ended December 31, 2000.

NINE MONTHS ENDED  DECEMBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED  DECEMBER
--------------------------------------------------------------------------------
31, 2000
--------

     During the nine months ended December 31, 2001, the Company incurred a net loss of $3,829,000 on net sales of $7,164,000 compared to a net loss of $3,053,000 during the nine months ended December 31, 2000 on net sales of $7,938,000.

     Net sales of Connectivity Products decreased from $4,826,000 during the nine months ended December 31, 2000 to $2,712,000 during the nine months ended December 31, 2001. This decrease in Connectivity Products sales was primarily due to lower sales to the Company's largest non-distribution customer. The Company also ended in the third quarter of fiscal 2002 its relationship with its second largest distribution customer, which accounted for $380,000 in revenues during the nine months ended December 31, 2000. Additionally, the Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. Net sales from Service and Support segment increased from $3,112,000 during the nine months ended December 31, 2000 to $4,452,000 during the nine months ended December 31, 2001. Due to the June 28, 2000 acquisition of Multi-User, the prior year nine-month period only included six months of operations from the Service and Support segment.

     Cost of Connectivity Products sold totaled $1,769,000, or 65% of Connectivity Product sales (35% gross margin), for the nine months ended
December 31, 2001 compared to $3,246,000, or 67% of Connectivity Product sales (33% gross margin), for the nine months ended December 2000. The slight increase in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to a change in the sales mix towards the Company's newer products, which are sold at a higher margin. This was offset by the continuation of certain fixed operating costs that were not affected by the reduction in sales volume. Cost of sales for Service and Support totaled $2,894,000, or 65% of Service and Support revenue (35% gross margin), for the nine months ended December 31, 2001 compared to $2,161,000, or 69% of Service and Support revenue (31% gross margin), for the nine months ended December 31, 2000. Due to the June 28, 2000 acquisition of Multi-User, the prior year nine-month period only included six months of operations from the Service and Support segment.

     In the nine months ended December 31, 2000, the Company recorded a non-cash expense of $436,000 for amortization of goodwill related to the acquisition of the Service and Support line of business. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2001. Instead, goodwill was reviewed for impairment at April 1, 2001 with no adjustment deemed necessary.

     Selling, general and administrative ("SGA") expenses for the nine months ended December 31, 2001 totaled $4,250,000 compared to $3,443,000 for the nine months ended December 31, 2000. SGA expenses related to Connectivity Products increased by $638,000 or 24% in the current year's nine-month period. This increase is attributable to the $1,071,000 non-cash charges the Company recorded for the issuance of 868,000 shares of common stock for consulting services. This increase was offset in part by the Company's cost containment efforts. SGA expenses for Service and Support were $988,000 for the nine months ended December 31, 2001 compared to $819,000 for the nine months ended December 31, 2000. Due to the June 28, 2000 acquisition of Multi-User, the prior year nine-month period only included six months of operations from the Service and Support segment.

     Product development costs charged to expense for the nine months ended December 31, 2001 totaled $1,129,000, or 16% of total net sales, compared to $1,007,000, or 13% of total net sales for the nine months ended December 31, 2000. This increase of $122,000, or 12%, is primarily due to increases in product development personnel.

     Interest expense charged by others for the nine months ended December 31, 2001 totaled $223,000 compared to $235,000 for the nine months ended December 31, 2000. The decrease is primarily due to the repayment of the Company's Line. This was offset by the issuance of new debt related to the June 28, 2000 acquisition of Multi-User. During the nine months ended December 31, 2001, the Company expensed $692,000 related to amortization of the discount on the 11%, $2,500,000 note payable compared to $418,000 during the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During fiscal 2001, the Company incurred a net loss of $4,423,000, operating cash flow deficiency of $1,279,000, and as of March 31, 2001, the Company had a working capital deficit of $2,794,000. As of March 31, 2001, the Company was in violation of the working capital ratio covenant of its Line. In April 2001, the lender demanded payment of the Line's $587,000 outstanding balance and terminated the Line. As of March 31, 2001, the Company was also in violation of the cross default provision of its 11% $2,500,000 note payable. During the nine months ended December 31, 2001, the Company incurred a net loss of $3,829,000 and as of December 31, 2001, the Company had a working capital deficit of $4,124,000. In addition, as of December 31, 2001, the Company had $2,913,000 in outstanding principal on long-term debt including the 11% $2,500,000 note payable which became due in December 2001 and is currently in default. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below.

     During the nine months ended December 31, 2001, the Company raised equity capital through sales of its Preferred Stock in the amount of $739,000, net of issuance costs of $46,000, to help fund operations. During this period, the Company also issued 10,000 shares of Preferred Stock in settlement of $100,000 in accounts payable and accrued interest due to an officer and a director. In August 2001, the Company reached an agreement to convert $100,000 of debt and $28,000 of accrued interest into 217,514 shares of common stock. In November 2001, the Company reached an agreement to convert $124,000 of debt and $51,000 of accrued interest into 172,765 shares of common stock. Although the Company continues to attempt to refinance or extend the due dates on a portion of its remaining debt, no assurances can be given that such extensions will be obtained.

     The Company financed its operations and met its working capital requirements over the last nine months through the issuance of $739,000 of Preferred Stock and a $627,000 prepayment from one of its customers. The Company believes that cash generated by operations will be insufficient to satisfy the Company's cash requirements for the remainder of the fiscal year ending March 31, 2002 by approximately $500,000. Therefore, the Company will be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities. No assurances can be given that the Company will be able to obtain such financing. Any sale of additional equity or convertible debt securities will result in additional dilution of the Company's stockholders. Additionally, the Company will consider opportunities to sell certain assets or license its technology. A deterioration in operating performance may make it more difficult to raise needed capital.

     On June 22, 2001, the Company paid in full all obligations due under its line of credit and the line was terminated. As a result, the default under the cross default provision of the Company's 11% $2,500,000 note payable was eliminated. On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender, and at December 31, 2001, the Company had $62,000 outstanding under this factoring agreement. The agreement enables the Company to sell selected accounts receivable invoices to the lender with full recourse against the Company. Although the Company has established this new borrowing facility, no assurances can be given that the Company has enough capital to fund its operations.

     Cash used by operating activities amounted to $442,000 during the nine months ended December 31, 2001 compared to $1,855,000 during the nine months ended December 31, 2000. A portion of the cash consumed by operating losses for the nine months ended December 31, 2001 was offset by decreases in accounts receivables and inventory.

     Cash used in investing activities amounted to $137,000 during the nine months ended December 31, 2001 compared to $4,426,000 for the nine months ended December 31, 2000. The prior year amount consisted primarily of cash used in the June 28, 2000 acquisition of Multi-User.

     Cash provided by financing activities amounted to $356,000 during the nine months ended December 31, 2001 compared to cash provided by financing activities of $6,178,000 during the nine months ended December 31, 2000. The decrease in net cash inflow resulted from a reduction in proceeds collected from the issuance of stock and a note payable in the prior year period as well as the repayment of the Company's line of credit in the current year period.

     Working capital deficit amounted to $4,124,000 at December 31, 2001 compared to $2,794,000 at March 31, 2001. The ratio of current assets to current liabilities at December 31, 2001 was 0.37 to 1.00 compared to 0.58 to 1.00 at March 31, 2001.

COMMITMENTS AND CONTINGENCIES
-----------------------------

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. However, the following additional information is provided to assist financial statement users.

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. The Company has $1,100,000 due on the lease through 2007 for its primary office space.

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User. The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through December 31, 2001, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the nine months ended December 31, 2001, the Company issued common stock valued at $303,000 to settle notes payable and accrued interest due to two shareholders. At December 31, 2001, the Company had notes payable due to shareholders of $413,000. The Company incurred $43,000 and $69,000 in interest expense on related party notes payables for the nine months ending December 31, 2001 and 2000, respectively.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) During the three months ended December 31, 2001, the Company issued 9,970 shares of Preferred Stock to an accredited investor, who acquired the shares as an investment. See Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. The Company relied on Section 4(2) of the Securities Act of 1933 in the private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company's $2,500,000 note payable became due during December 2001 and is currently in default. Accrued interest owed on this note through February 12, 2002, is approximately $101,000. The Company has entered into discussions with the lender regarding strategic alternatives that would restructure or repay this indebtedness. No assurances can be given that the Company will be able to complete financing or strategic alternatives in sufficient amounts and/or under terms acceptable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held, on January 29, 2002, its Annual Meeting of Stockholders at which the following actions were taken:

          1. Five directors were elected to serve until the 2002 Annual Meeting of Stockholders and until their successors are elected:

          Name                             For                   Withhold
          ----                             ---                   --------
          John D. Freitag               7,528,972                 477,810
          E. Leo Bebeau                 7,528,972                 477,810
          Deborah Bailey                7,528,972                 477,810
          James Wilt                    2,113,859               5,892,923
          Frances DiPrete               5,080,249                       0

          Mr. DiPrete was nominated for election as a Director during the meeting. Mr. Erik Monninkhof was not elected as a Director. Mr. Monninkhof received 1,314,771 votes FOR and 6,692,011 votes WITHHOLD. Subsequent to the meeting, Mr. Wilt resigned as a director.

          2. A proposal to amend the Company's Amended and Restated 1998 Equity Incentive Plan for officers and key employees:

          For                           Against                 Abstain
          ---                           -------                 -------
          6,210,114                     1,790,501               2,833

          3. A proposal to approve the election of Deliotte & Touche LLP as independent public accountants for the 2002 fiscal year:

          For                           Against                 Abstain
          ---                           -------                 -------
          6,618,574                     1,385,112               3,096

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Number         Description of Exhibit

          3.1(i) Certificate of Amendment of Registrant's Certificate of Incorporation and amendments thereto (Incorporated by reference to Exhibit 3.1(i) to the Registrant's Report on Form 10-QSB for the period ended January 2, 1998)

          3.1(ii)        By-laws of Registrant

On December 19, 2001, the Company filed Form 8-K updating the description of its capital stock contained in its filings pursuant to the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPUTONE CORPORATION


Date:  February 14, 2002      By:  /s/ E. Leo Bebeau
                                   -------------------
                                   E. Leo Bebeau
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Keith H. Daniel
                                   -------------------
                                   Keith H. Daniel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)