Form 10KSB
period 2002-03-31
COMPUTONE CORP
filed 2002-07-09
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2002

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________ to _________________

                             SEC file number 0-16172

                              COMPUTONE CORPORATION
                 (Name of small business issuer in its charter)

                 Delaware                                   23-2472952
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

1060 Windward Ridge Parkway, Suite 100, Alpharetta, Georgia         30005
-----------------------------------------------------------   ------------------
        (Address of principal executive offices)                  (Zip code)

Issuer's telephone number:   (770) 625-0000

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2002 were $8,791,000.

On June 28, 2002, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $9,595,899.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,573,200 shares of Common Stock outstanding on June 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COMPUTONE CORPORATION

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
PART I.

Item 1.   Description of Business.                                             3

Item 2.   Description of Property.                                             7

Item 3.   Legal Proceedings.                                                   7

Item 4.   Submission of Matters to a Vote of Security Holders.                 8


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.            8

Item 6.   Management's Discussion and Analysis of Operations.                  9

Item 7.   Consolidated Financial Statements.                                  15

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                                15


PART III.

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act.         16

Item 10.  Executive Compensation.                                             17

Item 11.  Security Ownership of Certain Beneficial Owners and Management.     20

Item 12.  Certain Relationships and Related Transactions.                     21

Item 13.  Exhibits and Reports on Form 8-K.                                   23

          Signatures                                                          25

                                     PART I

Item 1.   Description of Business.
-------   ------------------------

     (a)  General Development of Business.
          --------------------------------

     Computone Corporation (the "Company") was incorporated as a Delaware corporation in 1987 under the name CPX, Inc. In August 1987, the Company acquired certain operating divisions of Computone Systems Incorporated pursuant to an order of the United States Bankruptcy Court for the Northern District of Georgia, and simultaneously changed its name to Computone Systems Incorporated. In May 1988, the Company changed its name to World-Wide Technology Inc. In May 1991, the Company changed its name from World-Wide Technology Inc. to Computone Corporation. On June 19, 2002, the Company announced its intent to change the Company's name to Symbiat, Inc.

     On April 12, 2000, the Company, its wholly-owned subsidiary New Computone Corporation (the "Merger Sub"), Multi-User Solutions, Ltd. ("Multi-User") and Darrin S. Sherrill and John H. Gardner, Jr., (the "Multi-User Shareholders") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Multi-User would merge with and into Merger Sub and thereupon become a wholly-owned subsidiary of the Company on June 28, 2000. In summary, the Merger Agreement provided that upon the Merger, each of the 1,000 outstanding shares of common stock of Multi-User would be cancelled and extinguished and converted into $4,000 in cash, an aggregate of $4,000,000 and 800 shares of the Company's Common Stock at $4.75 per share, an aggregate of 800,000 shares valued at $3,800,000 (collectively, the "Initial Merger Consideration").

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

     The Merger Consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. The performance objectives had not been achieved through March 31, 2002.

     Multi-User provides nationwide on-site hardware maintenance, operating system support, systems integration, and logistics management to customers of turnkey software, systems and storage vendors. Multi-User currently provides services to major software and hardware vendors and customers in more than 12,000 locations, focusing on Linux(R), SCO(R) UNIX(R), Microsoft(R) Windows(R) NT, Novell(R), IBM(R) and Sun(R).

     (b)  Financial Information about Industry Segments.
          ---------------------------------------------

     With the acquisition of Multi-User, the Company operates in two business segments: (i) network connectivity and remote access products ("Connectivity Products"); and (ii) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). Note 7 of the Company's audited consolidated financial statements included herein provide certain financial information regarding these segments. On June 17, 2002, the Company announced a letter of intent to sell certain products and technology related to the Company's family of remote console management devices and potentially other products and software. See Management's Discussion and Analysis of Operations - Subsequent Event: Sale of Certain Products and Technology.

     (c)  Narrative Description of Business.
          ---------------------------------

Current Business
----------------

     Service and Support
     -------------------

     Providing value added call center support, maintenance, and professional service as an outsourcing alternative in support of the infrastructure of information systems is a primary emphasis of the Company. Within its Service and Support segment, the Company provides call center services, operating system support, systems integration, logistics services, depot repair and on-site hardware maintenance for system providers, OEM's, and major companies in the United States and Canada under the name of Multi-User Solutions. The service offerings can be categorized under the label of Managed Support Provider or Management Service Provider ("MSP"). Either interpretation of the acronym is appropriate to describe the Company's service offerings. The Company's advantage in this offering is the application of its unique information system. The information system supports the traditional guaranteed response times required by the Service Level Agreements ("SLA") with the customer. In addition to providing the support for the SLA, the system allows the company to offer a customized set of its services to each customer without the burden of the additional costs usually associated with custom service offerings. The providing of the custom set of services economically is called "mass customization" and is unique in the Service and Support business segment.

     In the information based economy that exists today, when outsourcing a set of services, the immediate access to information concerning the services is as important as the guaranteed response times. The information system accommodates the sharing of current information with the customer community via internet-based access. The information sharing service is also mass customized to fit the needs and concerns of the customer. In the same manner as services are guaranteed in the SLA, the information provided and its accuracy is also guaranteed in an Information Level Agreement ("ILA"). The customer, at any time, can obtain the status of calls, log service requests, check the availability of spare parts, or even run analytical reports on details such as component failure statistics or service response times. The lack of real time information is often a major deterrent to customers as they consider outsourcing support services. Therefore, the availability of accurate, online access to their customer information is a major differentiator of the Company to prospects and clients.

     The Company provides support and integration services to approximately 100 companies with customers at over 12,000 locations. The Company utilizes its own 24x7 (twenty-four hours per day, seven days a week) help desk to handle and track all service calls. The Company dispatches field engineers as needed from one of its nationwide service partners, including IBM(R) and NCR(R), to provide on-site assistance. The Company provides support on a variety of multi-user operating platforms including SCO, UNIX, Linux, Windows NT, Novell, Sun, and IBM.

     The Company has had a long-standing relationship with Santa Cruz Operation ("SCO"). SCO has had about 70% of the UNIX marketplace on Intel platforms.
During fiscal year 2001, Caldera Systems, Inc. ("Caldera(R)"), one of the nation's leading distributors of Linux, acquired SCO. The Company had an existing relationship with Caldera as an authorized support center. In fiscal 2002, the Company began a certification and relationship building process for Solaris and Sun, IBM and AIX, HP and HP-UX to significantly expand the population of target customers. The expertise has been achieved and new customer relationships based on these additional platforms have been obtained. The Company expended the same efforts in the service aspects of the storage systems and network infrastructure business segments. Certifications for 3Com, Cisco, Compaq(R), Nortel, Brocade, IBM Mylex, and Raidtec have been obtained. Through a relationship with IBM Mylex, for referring customers, the Company has successfully engaged customers for storage systems service.

     Multi-User is a Microsoft Certified Solution Provider and authorized on IBM, Compaq and Hewlett Packard(R) systems as well as integrating custom configured servers for its customers. The Company has established a relationship with Novell for support of their top tier integrators and the Novell OneNet initiative. In its depot repair area, the Company has reorganized its repair unit and established new partnerships for added quality and reduced repair cycles for the primary components. The Company's internet website that supports the other business segments is being enhanced to better supply superior service levels and information for customers.

     Over 5,000 system providers have been identified as potential customers for the Company's services and products. At present, the Company generates revenues from approximately 100 customers. Significant revenue increases are possible by penetrating only 2% to 3% of the potential market. The Company has a focus on partnerships to significantly expand the reach of its sales efforts.

     The Company has invested substantial financial resources in an automated management information system for tracking its Service and Support business segment. The Company intends to maintain this software for its exclusive use and does not intend to license it to other entities. This information system enhances the ability to quickly respond to customer service requirements, manage service call flow and escalations, and to manage parts inventory. By developing this information system, the Company is capable of continuous customization to meet a changing service environment and service levels required as the business expands. The system accumulates costs by customers or by specific products supported, and greatly assists productivity and quality control.

     In the Service and Support business segment, the Company diagnoses problems using its help desk before sending the field engineer on-site. The help desk is used to determine issues and select parts to ship to the site. With this process in place, the field engineer arrives on-site with parts to fix the problem on the first attempt. Senior-level help desk engineers are used to diagnose and resolve issues quickly. The use of senior-level qualified engineers eliminates unnecessary dispatches of field engineers thereby saving both the Company and its customers' time and money.

Products and Technology
-----------------------

     Within its Connectivity Products business segment, the Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems. The Company is involved in an industry that is characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. The Company competes against other companies with many of the same product types. Customers base their purchasing decisions on product performance, support, quality, reliability, price and availability. Many of these competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. On June 17, 2002, the Company announced a letter of intent to sell certain products and technology related to the Company's family of remote console management devices and potentially other products and software. The
Company intends to continue to build and market its remaining connectivity solutions as long as the needs of the current customer base generate enough volume to warrant the activity. The continuing obligation for warranty service and repair is self-sustaining and will be integrated into the Service and Support business segment.

     During the first quarter of fiscal year 2002, the Company introduced a new family of Console Management solutions with Out-of-Band ("OBM") and Remote Console Management ("RCM") features. The new Computone IntelliServer(R) RCM4 (supporting four devices) and RCM8 (supporting eight devices) are engineered with enhanced features, allowing centralized and remote control of network devices through serial console ports. Supporting a variety of network devices, including switches, routers, hubs, workstations, multiple servers or management systems, the new RCMs provide an alternate route to securely manage devices via dial-in connections, local terminals or direct network access (Ethernet) in addition to the public network. The RCM4 and RCM8 are designed to capture a portion of the four and eight multi-port connectivity market because of their reliability and flexibility. In the last half of fiscal 2002, the Company designed and prototyped products using the RCM technology that support either 24 or 48 devices using a 1U form factor. The device density in this form factor is an early entrant into the market for support of the server clusters and server blades market.

     The products that are built using this technology will perform administration functions for devices in data centers using the network or the serial connection as the access point. Therefore, the console can be in the same physical location or in a different location as the device(s) that are being controlled. These intelligent servers via dial-in provide a secure modem connection. They also allow non-root access users to view, but not change, configurations while supporting other security protocols including PAP, CAP, MSCHAP, RADIUS, and IP packet filtering. The RCM solution supports enhanced administration options, including 32K non-connect port buffering, which provides an audit trail to assist in quickly troubleshooting network devices. Line-by-line event logging and system monitoring are also available to help administrators quickly identify and diagnose system problems. In addition, the Web browser interface assures easy installation, reduces training time, and lowers administrative costs. The remote shell (or command line) interface allows scripting of multiple commands, and the tip menu assigns descriptive names to each port rather than numbers, simplifying port administration. These products are all built on the same flexible kernel and software base.

     The Company has packaged the RCM technology in the form of hardware design, operating system software, and console management software. The RCM technology was used in support of its production of products for the connectivity and console management markets. In fiscal 2003, all or parts of this technology will be sold to other entities for them to build cost effective solutions for connectivity and remote console management. The Company intends to sell this technology to other entities for a fee plus a multi-year royalty payment. The Company expects to receive the majority of its revenue in the product area from royalties. The Company will continue to enhance and maintain the technology as a professional service to the licensees for as long as either an obligation exists or income warrants the investment.

     The Company has also developed an Enterprise Management System ("EMS") as part of its technology. EMS is a network of devices and associated software that allows for many RCMs to be employed and efficiently managed in many data centers. This technology has been effectively deployed in a large customer with data centers geographically dispersed. This technology will also be licensed to others in the same or similar manner as the RCM technology.

Sales and Marketing
-------------------

     The Company has invested in sales and marketing resources for the Service and Support segment. Management has been added as well as experienced and senior sales resources. The Company effectively engages resellers, integrators, and software solution providers to sell services on their behalf to the ultimate consumer of the computer service. The Company partners with other service solution providers as well as hardware and software OEMs to access larger customer segments. The value added to the partner is enhanced support services to their customer base allowing them to concentrate upon their core competencies to grow their businesses.

     The connectivity products of the Company are sold directly to end users, through Distributors, and to selected integration firms worldwide. The use of a channel for sales effectively provides leverage for the internal sales resources. The use of multi-tier sales resources has proven successful in the past and will be maintained for the foreseeable future.

     The Company markets all of its products and services through effective promotion of its internet website. Customer prospects generated using the internet website as a resource have proven to be the most likely to produce results. Use of technical white papers, event marketing, and leveraging of partners for both referrals as well as joint event participation enhance the Web activity.

Competition
-----------

     In the Service and Support business segment, the Company effectively competes with others that are much larger in size. In business segments that are mission critical, the elements of mass customization and information sharing provide a unique advantage at present. Most of the competitors use the same onsite technicians that are used by the Company. The advantages for the Company clearly lie in the quality of the service, which can be delivered through the same resources as a result of the information availability and call center model support by the proprietary information system. As the Company expands its niche in the market, others have resources and can develop similar application software to provide enhanced information. However, the development and implementation tasks are time consuming and difficult. The Company believes that rather than making such an investment, the larger competitors will do the volume services that they do best and partner with the Company where value added services are needed.

     The Company believes its share of the personal computer, Intel(R)-based server, operating system support, on-site service and computer integration market is currently less than 10 percent. There are numerous competitors in this arena, both large and small, that will have an impact on market share. The Company plans to increase its market share over the next fiscal year.

     In the Connectivity Product business segment, there are more than 15 companies manufacturing and selling products, which compete with products sold by the Company in the I/O multi-user segment of the microcomputer industry. The Company believes its share of this market is currently less than 10 percent. Frequently Avocent Corporation, Cyclades Corporation, Digi International Inc., Lightwave Communications (a subsidiary of Lantronix), Pearle Systems and Itouch Communications (formerly Xyplex Corporation) compete with the Company for the same customers in the United States market. Approximately 20 additional companies have the capacity to offer competitive products. In the European market, Digi International, Pearle Systems and Cisco Systems are the Company's principal competitors.

Export Sales
------------

     The Company's sales from customers located outside the United States, primarily in Europe, Central and South America approximated 4% and 5% of net revenues for the 2002 and 2001 fiscal years, respectively. All of the Company's foreign transactions are negotiated, invoiced and paid in US dollars.

Significant Customers
---------------------

     The Company had one customer whose purchases exceeded 10% of revenues in fiscal 2002. That customer was Tech Rx ($2,250,000 or 26%). In fiscal 2001, purchases by Arrow Electronics were $1,457,000 or 13% of revenues, by Tech Rx were $1,435,000 or 13% of revenues, and by Lowes Companies/Harbor Technologies $1,002,000 or 10% of revenues.

Product Development
-------------------

     During fiscal years 2002 and 2001, the Company's product development expenditures were $1,469,000 and $1,292,000, respectively. In addition, for fiscal years 2002 and 2001, the Company capitalized $98,000 and $45,000 of software development costs, respectively.

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

Employees
---------

     At March 31, 2002, the Company had 61 full-time employees. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relations with its employees to be good.


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

Item 2.   Description of Property.
-------   ------------------------

     The Company's Connectivity Products personnel are primarily located in a 22,400 square foot building in Alpharetta, Georgia, which it has occupied since October 1997. The principal lease for this facility expires September 30, 2007 and has an annual rent expense of approximately $178,000. The Company's Service and Support personnel are located in a 19,000 square foot building in Norcross, Georgia, which it has occupied since September 1996. The principal lease for this facility expired May 31, 2002 and has an annual rent expense of approximately $95,000. During the second quarter of fiscal 2003, the Company expects to relocate the Service and Support personnel to a larger facility.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     The Company held, on January 29, 2002, its Annual Meeting of Stockholders. The matters submitted to a vote of the Company's security holders were disclosed on the Company's Form-10QSB filed on February 14, 2002.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------

     (a)  Market Information.
          -------------------

     The Company's common stock is listed on the OTC Bulletin Board under the symbol "CMPT". The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the OTC Bulletin Board. With the expected name change to Symbiat, Inc., the Company's symbol will change. The new symbol has not yet been determined.

                   Year ended March 31, 2002           Year ended March 31, 2001
                   -------------------------           -------------------------

                     High             Low                High              Low
                     ----             ---                ----              ---
1st Quarter         $ 1.47          $ 0.50              $ 6.50           $ 3.19
2nd Quarter           1.75            1.05                5.06             2.75
3rd Quarter           1.15            0.65                3.63             1.75
4th Quarter           1.02            0.50                2.69             0.63

As of June 28, 2002 the closing price for the Company's common stock was $0.76 per share.

     (b)  Holders.
          --------

     As of March 31, 2002, the Company had approximately 2,000 registered holders of record of the 14,469,200 shares of Common Stock then outstanding.

     (c)  Dividends.
          ----------

     The Company has never declared or paid dividends on its Common Stock.

     (d)  Sale of Unregistered Securities
          -------------------------------

     During fiscal 2002, the Company issued the following restricted securities that have not been registered under the Securities Act of 1933 ("Securities Act").

     April 2001:

     The Company issued 1,543 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, for the settlement of accounts payable.

     July 2001:

     The Company issued 1,492 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, for the settlement of accounts payable.

     August 2001:

     The Company issued 217,514 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, in settlement of a debt and accrued interest in the amount of $128,000.

     September 2001:

     The Company issued 600,000 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as payment for consulting services.

     November 2001:

     The Company issued 268,000 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as payment for consulting services.

     The Company issued 172,765 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, in settlement of a debt and accrued interest in the amount of $176,000.

     December 2001:

     The Company issued 6,850 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, for the settlement of accounts payable.

     January 2002:

     The Company issued 2,500 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, for the settlement of accounts payable.

     Fourth Quarter 2002:

     The Company issued 44,959 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as payment for legal services.

     March 2002:

     The Company sold 200,000 shares of Common Stock for $0.50 per share under the exemption provided by Section 4(2) of the Securities Act. The proceeds were used for working capital purposes.

     The Company issued 100,000 shares of Common Stock, under the exemption provided by Section 4(2) of the Securities Act, as consideration for an extension of the maturity date of its senior secured debt.

Item 6.   Management's Discussion and Analysis of Operations.
-------   ---------------------------------------------------

Critical Accounting Policies
----------------------------

Revenue Recognition
-------------------

     The Company generally recognizes product revenue upon shipment, net of an allowance for sales returns, and service revenue when services are performed. At these points, persuasive evidence of a sale arrangement exists, delivery has occurred for product sales, the Company's price to the buyer is fixed and determinable, and collectibility of the associated receivable is reasonably assured. The Company's policy is to defer recognition of revenue and cost of products sold on product sales to distributors until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than three years. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

     Software revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". The Company recognizes software revenue when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped;
(3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element hardware and software arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value.

     The Company provides a warranty of up to five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

Inventories
-----------

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method. Raw materials that have no planned production life or exceed 15 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. If future demand or market conditions are worse or product lifecycles are shorter than estimated, additional inventory write-downs may be required.

Software Development Costs
--------------------------

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

     Amortization expense during fiscal 2002 and 2001 was $128,000 and $191,000,
respectively;   software   development   costs  totaling  $98,000  and  $45,000,
respectively, were capitalized during such years.

Goodwill
--------

     See New Accounting Pronouncements below.

Income Taxes
------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes". Valuation allowances are established it is not likely that some or all of the tax asset balances will be realized in the foreseeable future. The Company considers principally its recent operating results in conjunction with other available evidence to determine if a valuation allowance is required.

Results of Operations - Fiscal 2002 Compared to Fiscal 2001
-----------------------------------------------------------

     During fiscal 2002, the Company incurred a net loss of $5,262,000 on revenues of $8,791,000 compared to a net loss in fiscal 2001 of $4,423,000 on revenues of $10,882,000.

     Net sales of Connectivity Products decreased from $5,840,000 in fiscal 2001 to $3,097,000 in fiscal 2002. The fiscal 2002 decrease in Connectivity Products sales was primarily due to the continued slowdown of the United States economy. The Company experienced a $1,431,000 decrease in sales to its largest non-distribution customer. The Company also ended in the third quarter of fiscal 2002 its relationship with its second largest distribution customer, which accounted for a $313,000 decrease in revenues during the fiscal 2002 compared to fiscal 2001. Additionally, the Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market. Net sales from Service and Support segment increased from $5,042,000 during fiscal 2001 to $5,694,000 during fiscal 2002. Due to the June 28, 2000 acquisition of Multi-User, the prior year included only nine months of operations from the Service and Support segment.

     Cost of products sold totaled $6,384,000, or 73% of revenues (27% gross margin), for fiscal 2002 compared to $7,733,000, or 70% of revenues (30% gross margin), for fiscal 2001. Cost of sales for Connectivity Products for fiscal year 2002 was $2,420,000 resulting in a gross margin of 22% compared to cost of sales for Connectivity Products for fiscal year 2001 of $4,090,000 (30% gross margin). The gross margin in fiscal 2002 on Connectivity Products compared to the prior year period decreased primarily due to the continuation of certain fixed operating costs that were not affected by the 47% reduction in product sales revenues and reserves recorded for inventory obsolescence, excess inventory and for potential inventory purchase commitments. These factors were offset by the higher gross margin the Company recorded on the sales of its EMS software. Cost of sales for Service and Support totaled $3,964,000, or 70% of Service and Support revenue (30% gross margin), for fiscal 2002 compared to $3,643,000, or 72% of Service and Support revenue (28% gross margin), for fiscal 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Due to the June 28, 2000 acquisition of Multi-User, the prior year included only nine months of operations from the Service and Support segment.

     In fiscal 2001, the Company recorded a non-cash expense of $652,000 for amortization of goodwill related to the acquisition of the Service and Support business segment. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2001.

     Selling, general and administrative ("SGA") expenses for fiscal 2002 totaled $5,155,000 compared to $4,676,000 for fiscal 2001. SGA expenses related to Connectivity Products increased by $365,000 or 10% in fiscal 2002 from the prior fiscal year. This increase is attributable to the $1,071,000 non-cash charges the Company recorded for the issuance of 868,000 shares of common stock for consulting services related to the Company's efforts to obtain financing and improve its results from operations. The Company expects these expenses to decline in fiscal 2003. This increase was offset in part by the Company's cost containment efforts. SGA expenses for Service and Support were $1,224,000 for fiscal 2002 compared to $1,110,000 for fiscal 2001. Due to the June 28, 2000 acquisition of Multi-User, the prior year included only nine months of operations from the Service and Support segment.

     Product development costs charged to expense for fiscal 2002 totaled $1,469,000, or 17% of total net sales, compared to $1,292,000, or 12% of total net sales for fiscal 2001. This fiscal 2002 increase of $177,000, or 14%, is primarily due to increases in product development personnel.

     Interest expense charged by affiliates for fiscal 2002 totaled $52,000 compared to $8,000 for fiscal 2001. This 2002 increase of $44,000 is primarily due to the issuance of new debt. Interest expense charged by others for fiscal 2002 totaled $305,000 compared to $323,000 for fiscal 2001. This fiscal 2002 decrease of $18,000 is due primarily to repayments of the Company's line of credit that was offset by the issuance of new debt. In fiscal 2002 and 2001, the Company expensed $692,000 and $636,000, respectively, related to amortization of the discount on the 11%, $2,500,000 note payable.

     During fiscal 2002, the Company issued 107,437 shares of Preferred Stock valued at $982,000, net of issuance costs of $92,000. The issuance of this Preferred Stock resulted in the Company recording $211,000 in dividends associated with the beneficial conversion feature. During 2002, the Company issued 5,718 shares of Preferred Stock valued at $57,000 to pay in-kind dividends on the Preferred Stock.

     During fiscal 1999, the Company, in conjunction with a contemplated but subsequently cancelled merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999 the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Investec PMG Capital Corp. ("Investec"), an affiliated entity, in exchange for a $450,000 reduction in notes payable by the Company to Investec and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 capital contribution to be paid no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company received the remaining $250,000.

Liquidity and Capital Resources
-------------------------------

     During the years ended March 31, 2002 and 2001, the Company suffered net losses of $5,262,000 and $4,423,000, respectively, operating cash flow deficiencies of $781,000 and $1,279,000, respectively and as of March 31, 2002, the Company had a net working capital deficiency of $5,038,000.

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

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At March 31, 2002, the Company had $57,000 in outstanding borrowings leaving less than $5,000 available under the factoring agreement.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable due on December 28, 2001 (the "Note") the proceeds of which were used to partially fund the Multi-User acquisition and the Company's general working capital needs. In March 2002, the Company had the Note's maturity date extended to April 29, 2002. As consideration for the extension, the Company issued the lender 100,000 shares of its common stock. As of July 1, 2002, the Company is in default of the Note. The Company believes that a reasonable extension can be negotiated with this lender. There can be no assurances that such discussions will be successful or that the lender will not take legal action to collect amounts due. In connection with the issuance of the Note on June 28, 2000, the Company issued a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less than $3.25 per share price. As of March 31, 2002, the adjusted exercise price of the warrant was $2.47. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet.

     The Note was subordinated to the Company's line of credit. The Note is guaranteed by the Company and its wholly-owned subsidiaries and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of its other financing arrangements in excess of $50,000.

     As of March 31, 2001, the Company was in violation of the Note's cross default provision. On June 22, 2001, the Company cured the default by repayment of the Line (Note 2).

     The above noted matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below.

     During fiscal 2002, the Connectivity Products business segment had an operating loss of $4,870,000 on revenue of $3,097,000. For the same period the Service and Support business segment had operating income of $653,000 on revenue of $5,694,000. To address the continuing operating losses in the Connectivity Products segment, management has entered into a letter of intent to sell certain products and technology related to the Company's family of remote console products. If the Company is successful in completing this transaction, (i) operating expenses with be substantially reduced, (ii) cash proceeds will significantly reduce short-term debt and (iii) a multi-year royalty will be received on revenues from current and subsequently developed products that use the Company's technology. Additionally, management believes that it will be successful in restructuring its remaining debt and be in a better position to attract additional equity capital. The Company is in the process of evaluating the remaining products of the Connectivity Products business segment. Pending the completion of this evaluation, the Company will determine which products will be discontinued or if any additional assets will be sold.

     The operating income in fiscal 2002 for the Service and Support segment was $653,000 as compared to an operating loss of $363,000 in fiscal 2001. The results in the prior fiscal year were for a period of approximately nine months subsequent to the June 28, 2000 acquisition of this business segment. Excluding amortization of goodwill in the fiscal 2001 period of

$652,000, this segment had operating income of $289,000. There was no amortization of goodwill in fiscal 2002. Due to the growth in profitability of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

     In order to increase market share in the Service and Support segment, the Company has expanded the areas where its technicians are certified or provide support services. Certifications have been obtained and the Company has expanded its offerings to include SUN Microsystems hardware, SUN's Solaris Operating System, IBM RS6000 hardware and IBM's AIX Operating System. The Company has already signed several contracts in these new service and support offerings. Also, the Company has added certifications for maintenance and support of many RAID disk storage systems and certifications for several other network devices.

     For last several months, the Company has been investing in additions and enhancements to its service call software to more effectively and efficiently manage customer accounts as well as allow for significant expansion for depot repair service.

Cash Flows - Fiscal 2002 Compared to Fiscal 2001
------------------------------------------------

     Net cash used in operating activities amounted to $781,000 during fiscal 2002 compared to $1,279,000 during fiscal 2001. The use of cash in operations in fiscal 2002 resulted primarily from the Company's net loss offset by depreciation and amortization, reductions in accounts receivable and inventory, stock issued for selling, general and administrative expenses, and increases in accounts payable and accrued liabilities.

     Net cash used in investing activities amounted to $139,000 during fiscal 2002 compared to $4,653,000 during fiscal 2001. The decrease in net cash from investing activities in fiscal 2002 compared to fiscal 2001 resulted from lower capital expenditures and no expenditures in fiscal 2002 related to business acquisitions. The fiscal 2001 amount includes $4,371,000 related to the acquisition of Multi-User.

     Net cash provided by financing activities amounted to $726,000 during fiscal 2002 compared to $5,999,000 during fiscal 2001. The Company generated $914,000 in fiscal 2002 through the issuance of preferred and common stock. Additionally, the Company received $400,000 in proceeds for the issuance of debt. These cash proceeds were offset by a decrease in net borrowings of $588,000. The fiscal 2001 amount includes debt and equity financing of $2,500,000 and $3,736,000, respectively, in June 2000 for the acquisition of Multi-User and for working capital purposes.

     The Company had a working capital deficit of $5,038,000 at March 31, 2002 compared to $2,794,000 at March 31, 2001, an increase in the deficit of $2,244,000. This increase results primarily from a reduction in accounts receivable and inventory. The ratio of current assets to current liabilities at March 31, 2002 was 0.27 to 1.00 compared to 0.58 to 1.00 at March 31, 2001.

     The Company's primary cash commitments in fiscal 2003 include payments under non-cancelable operating leases ($228,000), notes payable and current maturities of long-term debt ($3,070,000) and investments in product development ($1,469,000 in fiscal 2002). With respect to notes payable and current maturities of long-term debt, $355,000 of the $3,070,000 is due to related parties, the payment terms of which the Company believes can be extended as needed.

Capital Expenditures
--------------------

     The Company does not plan any major capital expenditures in the foreseeable future.

Impact of Inflation
-------------------

     Management believes that inflation has not had a material effect on the Company's operations.

New Accounting Pronouncements
-----------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting

Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The net loss during fiscal 2001 would have been decreased by $652,000 if the recorded goodwill amortization were reversed. Basic and diluted loss per share would have been decreased by $0.06 for fiscal year ended 2001 if goodwill amortization had not been recorded. Since the end of the fourth quarter of fiscal 2002, the Company performed a comprehensive impairment test of its Service and Support segment. The Company elected March 31 as the date to perform its annual impairment test under provisions of SFAS 142 and performed such a test as of March 31, 2002. As a result, the Company completed the test as of March 31, 2002 and determined that there was no impairment of recorded goodwill at that date.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for the Company's financial statements for the period beginning April 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The impact on the Company's consolidated financial statements is discussed below.

Subsequent Event: Letter of Intent for Sale Of Certain Products And Technology
------------------------------------------------------------------------------

     On June 17, 2002, the Company announced it had signed a letter of intent to sell certain technology and products from its Connectivity Products business segment to Raritan Computer, Inc ("Raritan"). With the signing of the letter of intent, Raritan will acquire the rights to produce, market and advance certain technology and products related to the Company's new family of RCM devices and potentially other products and software. Subsequent to completion of this transaction, the Company will retain a license for continued sales and support of its other products. Under the terms of the agreement, Raritan will purchase the technology and products for an undisclosed amount of cash. For a multi-year period, Raritan will pay the Company a royalty on revenues from current and subsequently developed products that use the Company's technology.

     The Company is in the process of evaluating the remaining products of the Connectivity Products business segment. Pending the completion of this evaluation, the Company will determine which products will be discontinued or if any additional assets will be sold.

     The Company's primary focus will be on expanding identified opportunities in its Service and Support business segment.

     FASB 144 stipulates that if the decision is made to dispose of a long-lived asset after the balance sheet date but before issuance of the financial statements, it shall continue to be classified as held and used in the continuing operations of the business for those financial statements when issued. Accordingly, since the decision to dispose of certain products and technology of the Company's Connectivity Products business segment was made after March 31, 2002, this business segment was treated as a continuing operation during fiscal 2002 and its assets were classified as held and used as of March 31, 2002.

     Revenues and losses of the Company's Connectivity Products business segment for the year ended March 31, 2002 (in thousands) were as follows:

          Revenues                                                $    3,097
          Loss before provision for income taxes                      (5,959)
          Income tax expense                                              --
          Net loss                                                    (5,959)

     Summary data relating to the assets and liabilities of the Company's Connectivity Products business segment (in thousands) at March 31, 2002 is shown below.

          Current assets                                          $    1,408
          Total assets                                                 1,954
          Current liabilities                                          6,555
          Total liabilities.                                           6,655
          Deficiency in net assets                                    (4,701)

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995
--------------------------------------------------------------------------------

     This Form-10KSB contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the ability of the Company to obtain and maintain  adequate working capital,
(ii) the ability of the Company to extend the maturity dates of its debt (iii) the ability of the Company to continue as a going concern, (iv) the ability of the Company to fund operations, expand sales volume and sales personnel, (v) the ability of the Company to improve revenue throughout the fiscal 2003, (vi) future supply and demand for the Company's products, (vii) changes in business and economic conditions, (viii) availability of raw materials and parts, (ix) the sale of certain products and technology to Raritan, (x) the highly competitive market in which the Company operates, (xi) the Company's ability to respond to rapidly developing changes in its marketplace and (xii) other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC").

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

Item 8.   Changes In and Disagreements With Accountants On Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16 (a) of the Exchange Act.
          ---------------------------------------------------

(a)  Identification of Directors.

     The following information regarding the Company's directors is based, in part, on information furnished by these individuals.

                Name                 Age          Director Since
          -------------------        ---          --------------

          John D. Freitag             73               1992
          E. Leo Bebeau               41               2001
          Deborah Bailey              47               2001
          R. Francis DiPrete          47               2002

     Mr. Freitag, a private investor, served as the Company's Chief Executive Officer from February 2001 until June 2001. He has served as Chairman of the Board of the Company since February 1999. He served as the acting president and Chief Executive Officer of the Company from May 1998 until July 1998. He was Chairman of the Board and Chief Executive Officer of the Company from November 1992 until April 1996. He is Chairman of the Board of Leopard Industries, Inc., a corporation engaged in private investing, and has held this position for more than five years.

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

     Mr. DiPrete, an attorney at law, was named to the Board of Directors on January 29, 2002. Mr. DiPrete has been a member of the Connecticut and Rhode Island Bar Associations since 1998. In conjunction with his private practice, Mr. DiPrete is the Chief Executive Officer and Director of Worldtech Waste Management, a position he has held since June 2000. Prior to that, he was the owner of F. DiPrete Realty from 1990 to 1997.

Compensation of Directors

     The Company's directors currently serve without cash compensation. Each non-employee director of the Company is eligible to receive non-qualified stock options to purchase shares of the Company's common stock in an amount determined by the Company's Board of Directors from time to time under an equity incentive plan maintained by the Company. The Company granted Ms. Bailey and Mr. DiPrete each 100,000 stock options during fiscal 2002.

(b)  Identification of Executive Officers.

     Reference is made to the information set forth under "Identification of Directors" above with regard to Mr. Bebeau who is the Company's President and Chief Executive Officer.

     Keith H. Daniel, age 49, has served as the Company's Chief Financial Officer since February 1999. From August 1998 to February 1999, Mr. Daniel served as a financial consultant to the Company and another party. From September 1996 until August 1998, Mr. Daniel was Chief Financial Officer of Space Master International, Inc. and prior to such position held financial management positions with Sivaco Wire Group, Keystone Consolidated Industries, Inc., and Valhi, Inc.

     John W. Smith, age 62, has served as the Company's Chief Technology Officer since April 1, 2001. Prior to this, Mr. Smith served an Executive Vice President of Business Development and Field Sales Operations with Syntax, Inc. for more than five years.

(c)  Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of the Company, as well as persons who own more than 10% of a class of equity securities of the Company, file reports of their ownership of the Company's securities, as well as monthly statements of changes in such ownership, with the Company, the Securities and Exchange Commission (the "SEC") and any stock exchange on which the Company's equity securities are then traded. Based upon written representations received by the Company from its officers, directors and more than 10% stockholders, and the Company's review of the monthly statements of ownership changes filed with the Company by its officers, directors and more than 10% stockholders during the Company's fiscal year ended March 31, 2002, the Company believes that all such filings required during such fiscal year ended were made on a timely basis, except Form 4 filigs by Deborah Bailey and R. Francis DiPrete to report stock options granted to them in June 2000 and January 2002, respectively.

Item 10.  Executive Compensation.
--------  -----------------------

The following table sets forth the compensation paid by the Company during the fiscal years 2002, 2001, and 2000 for services rendered in all capacities by persons serving as the Chief Executive Officer of the Company and the other most highly compensated executive officers (the "named executive officers") of the Company whose compensation exceeded $100,000 in the fiscal year ended March 31, 2002.

                           Summary Compensation Table

                                                                                   Long-Term
                                                                                 Compensation
                                                    Annual Compensation             Awards
                                                  ---------------------------------------------------
                                          Fiscal                                  Securities              All Other
Name and Principal Position                Year      Salary     Bonus ($)   Underlying Options (#)     Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
E. Leo Bebeau                              2002     125,000 (1)    --              275,000 (7)            29,483 (4)

President and Chief Executive Officer      2001     20,833         --              100,000 (7)             3,283 (4)

                                           2000       --           --                 --                     --

Keith H. Daniel                            2002     145,000 (2)    --                 --                   7,200 (5)

Chief Financial Officer                    2001     127,574        --              161,000 (7)             1,800 (5)

                                           2000     110,000       5,000               --                     --

John W. Smith                              2002     125,000 (3)    --              150,000 (7)             7,200 (6)
Chief Technical Officer

(1) Mr. Bebeau became the Company's Chief Executive Officer effective July 1, 2001. Mr. Bebeau is currently being paid at the annual rate of $125,000. See "Employment Agreements."

(2) Mr. Daniel is currently being paid at the annual rate of $145,000. See "Employment Agreements."

(3) Mr. Smith is currently being paid at the annual rate of $125,000. See "Employment Agreements."

(4) Mr. Bebeau received a $600 per month automobile allowance from February 2001 thru March 2002. Additionally, he received a $2,083 advance against future incentive bonuses from February 2001 thru March 2001 and a $22,283 advance against future incentive bonuses from April 2001 through March 2002.

(5) Mr. Daniel received a $600 per month automobile allowance from January 2001 through March 2002.

(6) Mr. Smith received a $600 per month automobile allowance from April 2001 through March 2002.

(7)  See "Option Grants Table" below

Option Grants Table

     The following table sets forth the number of shares of common stock underlying options granted to the named executive officers during the fiscal year ended March 31, 2002. No stock appreciation rights were granted.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2002

                             ------------------------------------------------------------------------
                                Number of
                               Securities          % of Total
                               Underlying       Options Granted      Exercise
     Name                    Options Granted    to Employees in       Price
                                   (#)            Fiscal Year      ($/share)(1)     Expiration Date
     ---------------------   ---------------   ----------------    -------------   ------------------
     E. Leo Bebeau                275,000             35%           $     0.73       June 13, 2011 (2)

     John W. Smith                100,000             13%           $     0.75      March 31, 2011 (3)
                                   50,000              6%                 0.73       June 13, 2011 (4)

(1) The exercise price was fixed as the closing market price at the date of grant.

(2) The options vest and become exercisable as follows: 75,000 shares vested on March 31, 2002, 33,333 shares vest on June 13, 2002, 100,000 shares will vest on March 31, 2003, 33,333 shares will vest on June 13, 2003, and 33,334 shares will vest on June 13, 2004.

(3) The options vest and become exercisable as follows: 25,000 shares vested on the grant date, 25,000 shares vest on March 31, 2002, and 50,000 shares will vest on March 31, 2003.

(4) The options vest and become exercisable as follows: 25,000 shares vested on March 31, 2002, and 25,000 shares will vested on March 31, 2003.

     The following table sets forth information with respect to options exercised during the fiscal year ended March 31, 2002 and held on March 31, 2002. No options were exercised by the named executive officers during the fiscal year ended March 31, 2002.

                          Fiscal Year End Option Values
                          -----------------------------

                                                                             Value of Unexercised
                              Number of Securities Underlying                    In-the-Money
                                Options at Fiscal Year End             Options at Fiscal Year End ($)(1)
                            ------------------------------------    ----------------------------------------
     Name                     Exercisable    /   Unexercisable        Exercisable     /      Unexercisable
------------------------    ------------------------------------    ----------------------------------------
E. Leo Bebeau                     125,000             250,000             $ 0                     $ 0

Keith H. Daniel                   246,000                   0               0                       0

John W. Smith                      50,000             100,000               0                       0

(1) Calculated based on the $0.72 closing price on the OTC Bulletin Board of the underlying securities on March 28, 2002.

Employment Agreements

     The Company entered into an employment agreement with Mr. Bebeau dated March 16, 2001. The employment agreement, effective April 1, 2001, provides for the employment of Mr. Bebeau as President and Chief Operating Officer of the Company for a period of two years and for the automatic renewal of Mr. Bebeau's employment for successive periods of one year, subject to prior written notice of termination by Mr. Bebeau or the Company, in each case not later than 90 days prior to the expiration of the then current term. Under the employment agreement, Mr. Bebeau receives an annual salary of $125,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On March 16, 2001, the Company granted Mr. Bebeau non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $.78 per share, of which 25,000 shares vested immediately, 25,000 shares vested on March 31, 2002, and 50,000 shares will vest on March 31, 2003. On June 14, 2001, the Company granted Mr. Bebeau non-qualified stock options to purchase 275,000 shares of the Company's common stock at an exercise price of $0.73 per share, of which 75,000 shares vested on March 31, 2002, 33,333 vested on June 14, 2002, 100,000 shares will vest on March 31, 2003, 33,333 will vest on June 14, 2003, and 33,334 will vest on June 14, 2004. Pursuant to the employment agreement, the Company provides Mr. Bebeau with an automobile allowance of $600 per month.

     Effective January 1, 2001, the Company amended and restated its employment agreement with Mr. Daniel dated February 1, 1999. The amended agreement, signed March 16, 2001, employs Mr. Daniel as Chief Financial Officer of the Company for an additional period of one year and for the automatic renewal of Mr. Daniel's employment for successive periods of one year, subject to prior written notice of termination by Mr. Daniel or the Company, in each case not later than 180 days prior to the expiration of the then current term. Under the employment agreement, Mr. Daniel receives an annual salary of $145,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On February 1, 1999, the Company granted Mr. Daniel non-qualified stock options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.875 per share, of which 25,000 shares vested immediately, 25,000 shares vested on January 31, 2000 and 25,000 shares vested on January 31, 2001. On December 28, 2000, the Company granted Mr. Daniel non-qualified stock options to purchase 61,000 shares of the Company's common stock at an exercise price of $2.062 per share, of which 30,500 shares vested immediately and 30,500 shares vested on December 27, 2001. On March 16, 2001, the Company also granted Mr. Daniel non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $.78 per share, of which 50,000 shares vested immediately and 50,000 shares vested on December 31, 2001. Pursuant to the employment agreement, the Company provides Mr. Daniel with an automobile allowance of $600 per month.

     The Company entered into an employment agreement with Mr. Smith dated March 16, 2001. The employment agreement, effective April 1, 2001, provides for the employment of Mr. Smith as Executive Vice President and Chief Technology Officer of the Company for a period of two years and for the automatic renewal of Mr. Smith's employment for successive periods of one year, subject to prior written notice of termination by Mr. Smith or the Company, in each case not later than 90 days prior to the expiration of the then current term. Under the employment agreement, Mr. Smith receives an annual salary of $125,000, and is entitled to an annual bonus up to $75,000 when the Company's net income exceeds specified levels. On April 2, 2001, the Company granted Mr. Smith non-qualified stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.75 per share, of which 25,000 shares vested immediately, 25,000 shares vested on March 31, 2002, and 50,000 shares will vest on March 31, 2003. On June 14, 2001, the Company granted Mr. Smith non-qualified stock options to 50,000 shares of the Company's common stock at an exercise price of $0.73 per share, of which 25,000 shares vested on March 31, 2002, and 25,000 will vest on March 31, 2003. Pursuant to the employment agreement, the Company provides Mr. Smith with an automobile allowance of $600 per month.


         [The remainder of this page has been intentionally left blank]

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The following table sets forth as of June 17, 2002 the amount and percentage of the Company's outstanding common stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group.

                                                          Common Stock             Series A Preferred Stock
                                                   --------------------------     --------------------------     Percentage of
        Name of Individual                            Number       Percent of        Number       Percent of      Total Voting
       or Identity of Group                        of Shares (1)     Class        of Shares (1)     Class      Power (All Classes)
----------------------------------                 -------------   -----------    -------------   -----------  -------------------
5% Holders
   Richard A. Hansen........................       2,067,017 (2)     14.07%              --            --             12.41%
   Four Falls Corporate Center
   West Conshohocken, PA 19428-2961

Directors:
   John D. Freitag..........................       1,006,089 (3)      6.74%           5,315          4.60%             6.51%
   Cherry Grove Farm
   2621 Jamaica Point Road
   Trappe, MD  21673

   E. Leo Bebeau............................         194,339 (4)      1.32%           2,118          1.83%             1.38%
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

   R. Frances DiPrete.......................          48,653 (5)      0.33%              --            --              0.29%
   255 Ide Road
   Scituate, RI  02857

   Deborah Bailey...........................          33,333 (6)      0.23%              --            --              0.20%
   1799 Sidestreet Court
   Atlanta, GA  30341

Executive Officers:  (7)
   Keith H. Daniel..........................         293,989 (8)      1.98%           2,117          1.83%             1.97%
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

   John W. Smith............................         111,006 (9)      0.76%           2,118          1.83%             0.89%
   1060 Windward Ridge Parkway, Suite 100
   Alpharetta, GA  30005-3992

All directors and executive officers
   as a group (6 persons)...................       1,687,409 (10)    10.76%          11,668         10.11%            10.62%

(1) This table is based upon information supplied by executive officers, directors and principal stockholders, and Schedules 13D and 13G filed with the Commission. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his spouse.

(2) Excludes 409,700 shares owned by Investec PMG Capital Corp. (formally PMG Capital Corp.), ("Investec"), and its wholly-owned subsidiaries, of which Mr. Hansen is an executive officer and a director. Excludes a warrant owned by Investec to purchase 100,000 shares at a price of $2.10 per share exercisable at any time until March 31, 2004, a warrant owned by Investec to purchase 24,993 shares at a price of $3.25 per share exercisable at any time until June 28, 2005 and a warrant owned by Investec to purchase 38,335 shares at a price of $.5883 per share exercisable at any time until June 14, 2006. Mr. Hansen disclaims beneficial ownership of the 593,034 shares owned by Investec, and its wholly-owned subsidiaries. Includes 120,000 shares Mr. Hansen has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004 and 4,167 shares owned by Mr. Hansen's wife.

(3) Includes 100,000 shares which Mr. Freitag may purchase pursuant to a currently exercisable stock option at a price of $2.00 per share, 140,000 shares that Mr. Freitag has the right to purchase at a price of $2.10 per share pursuant to a warrant exercisable until January 14, 2004, and 33,333 shares which Mr. Freitag may purchase pursuant to a currently exercisable stock option at a price of $2.06 per share. Includes 90,355 shares of common stock issuable upon the conversion of 5,315 shares of Series A Preferred Stock owned.

(4) Includes 50,000 shares that may be purchased at a price of $0.78 per share pursuant to a currently exercisable stock option. Includes 75,000 shares that may be purchased at a price of $0.73 per share pursuant to a currently exercisable stock option. Includes 33,333 shares that may be purchased at a price of $0.73 per share pursuant to a currently exercisable stock option. Excludes options to purchase 100,000 shares at a price of $0.73 per share that become exercisable on or after March 31, 2003. Includes 36,006 shares of common stock issuable upon the conversion of 2,118 shares of Series A Preferred Stock owned.

(5) Excludes 418,000 shares owned by Worldtech Waste Management, of which Mr. DiPrete is the Chief Executive Officer and director. Excludes an option held by Mr. DiPrete to purchase 100,000 shares at a price of $0.72 per share that becomes exercisable on or after January 28, 2003. Excludes 96,033 shares of common stock issuable upon the conversion of 5,649 shares of Series A Preferred Stock owned by Worldtech.

(6) Includes an option to purchase 33,333 shares at a price of $0.73 per share pursuant to a currently exercisable stock option.

(7)  Excludes Executive Officers listed under "Directors."

(8) Includes 75,000 shares which Mr. Daniel may purchase at a price of $1.875 per share pursuant to a currently exercisable stock option, 61,000 shares which Mr. Daniel may purchase at a price of $2.062 per share pursuant to a currently exercisable option, 100,000 shares which Mr. Daniel may purchase at a price of $0.78 per share pursuant to a currently exercisable option, and 10,000 shares which Mr. Daniel may purchase at a price of $2.00 per share pursuant to a currently exercisable stock option. Includes 35,989 shares of common stock issuable upon the conversion of 2,117 shares of Series A Preferred Stock owned.

(9) Includes 50,000 shares that may be purchased at a price of $0.75 per share pursuant to a currently exercisable stock option. Includes 25,000 shares that may be purchased at a price of $0.73 per share pursuant to a currently exercisable stock option. Includes 36,006 shares of common stock issuable upon the conversion of 2,118 shares of Series A Preferred Stock owned.

(10) Includes options and warrants to purchase 905,666 shares which are currently exercisable or which become exercisable within 60 days. Includes 198,356 shares issuable upon conversion of 11,668 shares of Series A Preferred Stock.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     Fiscal Year 2002
     ----------------

     During fiscal 2002, the Company issued 86,070 shares of Preferred Stock valued at $861,000 for cash proceeds of $815,000, net of issuance costs of $46,000. The Company also issued 10,000 shares of Preferred Stock for settlement of $100,000 due to Mr. Freitag, a director of the Company and 5,649 shares to Worldtech Waste Management ("Worldtech") for $56,000 of consulting services. Mr. DiPrete, a director of the Company, is the Chief Executive Officer of Worldtech. In conjunction with the original issuance of the Preferred Stock, the Company granted a warrant to Investec, an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. Investec is a investment banking firm, of which Mr. Hansen is an executive officer and director. The warrant is currently exercisable in whole or in part and expires in March 2006.

     In November 2001, the Company and Mr. DiPrete entered into an agreement whereby Mr. DiPrete receives monthly compensation of 10,000 restricted shares of the Company's common stock in return for consulting services.

     Fiscal Year 2001
     ----------------

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

     Investec acted as the Company's agent for the Private Placement and the Secured Debt Transaction. For its services in connection with the Private Placement, Investec received a commission of $324,915, or 8% of the purchase price of the common stock sold in the Private Placement, and was issued a warrant to purchase 24,993 shares of the Company's common stock, exercisable until June 28, 2003 at $3.25 per share. For its services in connection with the Secured Debt Transaction, Investec received a commission of $175,000, or 7.0% of the proceeds of the Secured Debt Transaction.

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


         [The remainder of this page has been intentionally left blank]

Item 13.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this Form 10-KSB Report:

                                                                            Page
                                                                            ----
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report as of and for the years ended
               March 31, 2002 and March 31, 2001                              26


          Consolidated Balance Sheets as of March 31, 2002 and
               March 31, 2001                                                 27

          Consolidated Statements of Operations for the years ended
               March 31, 2002 and March 31, 2001                              28

          Consolidated Statements of Cash Flows for the years ended
               March 31, 2002 and March 31, 2001                              29

          Consolidated Statements of Stockholders' Equity for the
               years ended March 31, 2002 and March 31, 2001                  30

          Notes to Consolidated Financial Statements                          31

     (2)  Consolidated Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts                     45

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

99.1      Promissory  Note  issued  by  Computone   Corporation  to  LC  Capital
          Partners, LP dated as of June 28, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed June 28, 2000)

2.1 Agreement and Plan of Merger among Computone Corporation, New Computone Corporation, Multi-User Solutions, Ltd., Darrin S. Sherrill and John H. Gardner, Jr., with Appendices A through D, dated as of April 12, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed June 28, 2000)

10.71 Registrant's Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed April 1, 1999)

10.86 Lease dated March 28, 1997 between McDonald Development and the Registrant for certain premises located at 1060 Windward Ridge Parkway, Alpharetta, Georgia (Incorporated by reference to Exhibit
          10.86 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.87 1997 Equity Incentive Plan (Incorporated by reference to Exhibit 10.87 to the Registrant's Annual Report on Form 10-KSB for the year ended April 3, 1998)

10.90 April 17, 2000 press release issued by Computone Corporation announcing the proposed acquisition of Multi-User, Ltd. (Incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001)

10.91 Employment Agreement between the Registrant and Eugene L. Bebeau dated April 1, 2001 (Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31,
          2001)

10.92 Employment Agreement between the Registrant and John W. Smith dated April 1, 2001 (Incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31,
          2001)

10.93 The Registrant's 2000 Equity Incentive Plan for Outside Directors and Consultants (Incorporated by reference to Exhibit 10.93 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31,
          2001)

10.94     The Registrant's Amended and Restated 1998 Equity Incentive Plan

10.95 Factoring Agreement between the Company and Presidential Financial Corporation dated October 29, 2001 (Incorporated by reference to
          Exhibit 10.96 to the Registrant's Annual Report on Form 10-QSB for the year ended November 14, 2001)

10.96 Form of Consulting Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 30, 2001)

10.97 Press Release dated June 19, 2002 announced the change of the Registrant's corporate name to Symbiat, Inc.

10.98 Consulting Agreement between the Registrant and R. Francis DiPrete dated January 6, 2002

10.99 Amended and Restated Employment Agreement dated as of January 1, 2001 between the Registrant and Keith H. Daniel

21        Subsidiaries of Registrant

23.1 Consent of Independent Auditors with respect to the Registrant's Stock Option Plan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPUTONE CORPORATION


                                   BY /s/ E. Leo Bebeau
                                      -----------------
                                      President and Chief Executive Officer
                                      (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                    Capacity                          Date
   ----------                    --------                          ----

/s/ John D. Freitag              Chairman of the Board             July 8, 2002
------------------------
John D. Freitag

/s/ E. Leo Bebeau                Chief Executive Officer           July 8, 2002
------------------------         (principal executive officer)
E. Leo Bebeau

/s/ Keith H. Daniel              Chief Financial Officer           July 8, 2002
------------------------         (principal financial and
Keith H. Daniel                  accounting officer)

/s/ Deborah Bailey               Director                          July 8, 2002
------------------------
Deborah Bailey

/s/ R. Francis DiPrete           Director                          July 8, 2002
------------------------
R. Francis DiPrete

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Computone Corporation
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Computone Corporation and subsidiary as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 13. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computone Corporation and subsidiary as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended March 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the years ended March 31, 2002 and 2001, the Company incurred net losses available to common shareholders of $5,530,000 and $4,423,000, respectively, operating cash flow deficiencies of $781,000 and $1,279,000, respectively, and as of March 31, 2001, the Company has a working capital deficiency of $5,038,000. The Company is also in violation of the default provision of its 11% $2,500,000 note payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP

Atlanta, Georgia
July 1, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                      Computone Corporation and Subsidiary
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                   March 31, 2002   March 31, 2001
                                                                   --------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $         70     $        264
    Receivables, net of allowance for doubtful accounts
       of $92 as of March 31, 2002 and $150 as of March 31, 2001             490            1,297
    Inventories, net                                                       1,257            2,173
    Prepaid expenses and other                                                83              163
                                                                    ------------     ------------
Total current assets                                                       1,900            3,897

Property and equipment, net                                                  393              606

Goodwill                                                                   8,078            8,078

Software development costs, net of accumulated amortization
   of $304 as of March 31, 2002 and $687 as of March 31, 2001                211              242

Other                                                                          7              127
                                                                    ------------     ------------

TOTAL ASSETS                                                        $     10,589     $     12,950
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                         $      1,815     $      2,056
    Accrued liabilities:
         Deferred maintenance revenue                                        906              848
         Interest                                                            215              163
         Other                                                               932              733
   Line of credit                                                             57              587
   Notes payable to stockholders                                             413              495
   Current maturities of long-term debt, net of discount of
     $0 as of March 31, 2002 and $691 as of March 31, 2001                 2,600            1,809
                                                                    ------------     ------------
Total current liabilities                                                  6,938            6,691

Long-term debt, less current maturities                                      100               --
                                                                    ------------     ------------

Total liabilities                                                          7,038            6,691

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated
   value; 400,000 shares authorized; 107,437 and no shares
   issued and outstanding, as of March 31, 2002 and March
   31, 2001, respectively                                                    982               --
                                                                    ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
  14,469,200 and 12,853,577 shares issued and outstanding,
  as of March 31, 2002 and March 31, 2001, respectively                      145              129
  Additional paid-in capital                                              60,974           59,150
  Accumulated deficit                                                    (58,550)         (53,020)
                                                                    ------------     ------------
Total stockholders' equity                                                 2,569            6,259
                                                                    ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     10,589     $     12,950
                                                                    ============     ============

                 See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                      Computone Corporation and Subsidiary
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                      Year Ended
                                                            -------------------------------
                                                            March 31, 2002   March 31, 2001
                                                            --------------   --------------
Revenues:
     Connectivity products                                   $      3,097     $      5,840
     Service and support                                            5,694            5,042
                                                             ------------     ------------
                                                                    8,791           10,882
                                                             ------------     ------------
Expenses:
     Cost of connectivity products                                  2,420            4,090
     Cost of service and support                                    3,964            3,643
     Amortization of goodwill                                          --              652
     Selling, general and administrative                            5,155            4,676
     Product development                                            1,469            1,292
                                                             ------------     ------------
                                                                   13,008           14,353
                                                             ------------     ------------

Operating loss                                                     (4,217)          (3,471)

Other income (expense):
     Loan discount amortization                                      (692)            (636)
     Interest expense - affiliates                                    (52)              (8)
     Interest expense - other                                        (305)            (323)
     Other income                                                       4               15
                                                             ------------     ------------

Loss before income taxes                                           (5,262)          (4,423)

Provision for income taxes                                             --               --
                                                             ------------     ------------

Net loss                                                           (5,262)          (4,423)

Preferred stock dividend, including beneficial conversion
   amount of $211 in year ended March 31, 2002                       (268)              --
                                                             ------------     ------------

Net loss available to common stockholders                    $     (5,530)    $     (4,423)
                                                             ============     ============

Loss per common share - basic and diluted                    $      (0.41)    $      (0.38)
                                                             ============     ============

Weighted average shares outstanding - basic and diluted            13,456           11,593
                                                             ============     ============

                 See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                      Computone Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                             Year Ended
                                                                                                   -------------------------------
                                                                                                   March 31, 2002   March 31, 2001
                                                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                          $     (5,262)    $     (4,423)
  Adjustments to reconcile net loss to net cash used in operations:
       Stock issued for issued for selling, general and adminstrative expenses                             1,225               --
       Depreciation and amortization                                                                       1,074            1,764
       Provision for uncollectible accounts receivable                                                        35               59
       Provision for inventory reserve                                                                       324              342
       Changes in current assets and current liabilities, net of effects from business acquired
          Receivables                                                                                        772            1,145
          Inventories                                                                                        592              241
          Prepaid expenses and other                                                                         200              (65)
          Accounts payable and accrued liabilities                                                           259             (342)
                                                                                                    ------------     ------------

Net cash used in operations                                                                                 (781)          (1,279)
                                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business                                                                                    --           (4,371)
   Capitalization of software costs                                                                          (98)             (45)
   Capital expenditures                                                                                      (41)            (237)
                                                                                                    ------------     ------------

Net cash used in investing activities                                                                       (139)          (4,653)
                                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                                         400            2,500
  Repayment of debt                                                                                          (58)            (382)
  Net repayments under lines of credit                                                                      (530)            (406)
  Capital contribution                                                                                        --              250
  Cost associated with issuance of common stock                                                               --             (325)
  Proceeds from issuance of preferred stock, net of issuance cost of $46                                     814               --
  Proceeds from issuance of common stock                                                                     100            4,314
  Proceeds from exercise of common stock options                                                              --               48
                                                                                                    ------------     ------------

Net cash provided by financing activities                                                                    726            5,999
                                                                                                    ------------     ------------

Net decrease in cash and cash equivalents                                                                   (194)              67
Cash and cash equivalents, beginning of year                                                                 264              197
                                                                                                    ------------     ------------
Cash and cash equivalents, end of period                                                            $         70     $        264
                                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                                    $        161     $        323
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Preferred stock issued for settlement of accounts payable and accrued liabilities               $        100     $         --
    Warrants associated with the issuance of preferred stock                                                  46               --
    Dividend associated with preferred stock beneficial conversion feature                                   211               --
    Preferred stock issued for dividends                                                                      57               --
    Common stock issued for settlement of loans and accrued interest payable to shareholders                 305              309
    Common stock issued for settlement of accounts payable                                                    10               19
    Common stock issued for business acquired                                                                 --            3,684
    Preferred and Common stock issued for issued for selling, general and adminstrative expenses           1,225               --

                 See notes to consolidated financial statements.

                      Computone Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                                  Common Stock
                                                            ------------------------    Additional     Accumulated    Stockholders'
                                                              Shares        Amount    Paid-In Capital     Deficit        Equity
                                                            ----------    ----------  ---------------   ----------     ----------

Balance, March 31, 2000                                      9,977,214    $      100     $   49,553     $  (48,597)    $    1,056

 Exercise of common stock options                               31,527            --             48             --             48
 Issuance of common stock for debt settlement                  309,272             3            306             --            309
 Issuance of common stock for payable settlement                 8,970            --             19             --             19
 Issuance of common stock for cash                           1,326,594            14          3,974             --          3,988
 Issuance of common stock to acquire business                1,200,000            12          3,672             --          3,684
 Capital contribution                                               --            --            250             --            250
 Value of warrants issued with debt                                 --            --          1,328             --          1,328
 Net loss                                                           --            --             --         (4,423)        (4,423)
                                                            ----------    ----------     ----------     ----------     ----------

Balance, March 31, 2001                                     12,853,577           129         59,150        (53,020)         6,259

 Issuance of preferred stock for dividends                          --            --             --            (57)           (57)
 Warrants associated with issuance of preferred stock               --            --             46             --             46
 Dividend associated with preferred stock beneficial
   conversion feature                                               --            --            211           (211)            --
 Issuance of common stock for cash                             200,000             2             98             --            100
 Issuance of common stock for selling, general and
   adminstrative expenses                                    1,012,959            10          1,158             --          1,168
 Common stock issued for settlement of loans and accrued
   interest payable to shareholders                            390,279             4            301             --            305
 Issuance of common stock for payable settlement                12,385            --             10             --             10
 Net loss                                                           --            --             --         (5,262)        (5,262)
                                                            ----------    ----------     ----------     ----------     ----------

Balance, March 31, 2002                                     14,469,200    $      145     $   60,974     $  (58,550)    $    2,569
                                                            ==========    ==========     ==========     ==========     ==========

                 See notes to consolidated financial statements

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     With the acquisition of Multi-User Solutions Ltd. ("Multi-User") on June 28, 2000 (Note 3), the Company currently generates revenue from two business segments: (i) network connectivity and remote access products ("Connectivity Products") and (ii) operating system support, systems integration and on-site hardware maintenance ("Service and Support"). Within its Connectivity Products segment, the Company designs, manufactures and markets hardware and software communications connectivity products for business and industrial systems. The Connectivity Products segment is involved in an industry characterized by rapid technological advances and evolving industry standards. Industry participants can affect the market through new product introductions and marketing activities. During fiscal 2002, the Company expanded its product line by introducing a new family of Console Management solutions with Out-of-Band and Remote Console Management features. The Connectivity Products segment produces communications subsystems under the Computone name and markets its products to a broad range of worldwide distributors, systems integrators, value-added resellers and original equipment manufacturers. Within its Service and Support segment, the Company provides a complete line of professional services including on-site hardware maintenance, operating system support, systems integration, and logistics management. The Company markets these services under the Multi-User name to customers of turnkey hardware and software vendors.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     The Company generally recognizes product revenue upon shipment, net of an allowance for sales returns, and service revenue when services are performed. At these points, persuasive evidence of a sale arrangement exists, delivery has occurred for product sales, the Company's price to the buyer is fixed and determinable, and collectibility of the associated receivable is reasonably assured. The Company's policy is to defer recognition of revenue and cost of products sold on product sales to distributors until such time as the distributor has sold the product. The Company receives non-refundable advance payments for operating system and hardware support service contracts for varying periods of no more than three years. The Company defers these payments and recognizes revenue on these contracts on a straight-line basis over the term of the related contract.

     Software revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". The Company recognizes software revenue when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped;
(3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element hardware and software arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value.

     The Company generally provides a warranty of five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method. Raw materials that have no planned production life or exceed 15 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. Inventories are recorded in the accompanying consolidated balance sheet net of a reserve for excess, obsolete, and non-salable items of $705,000 and $550,000 at March 31, 2002 and March 31, 2001, respectively. During the fourth quarter of the year ended March 31, 2002, the Company recorded a charge of $225,000 for excess inventory on order for which they may not recover the value. The company has included this amount in accrued liabilities in the accompanying financial statements.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

          Equipment                                     3 to 7 years
          Furniture and fixtures                        3 to 5 years
          Leasehold improvements             shorter of asset life or lease term

     Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation and amortization expense on property and equipment for fiscal 2002 and 2001 amounted to $254,000 and $285,000, respectively.

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

     Amortization expense during fiscal 2002 and 2001 was $128,000 and $191,000,
respectively;   software   development   costs  totaling  $98,000  and  $45,000,
respectively, were capitalized during such years.

GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The net loss during fiscal 2001 would have been decreased by $652,000 if the recorded goodwill amortization were reversed. Basic and diluted loss per share would have been decreased by $0.06 for fiscal year ended 2001 if goodwill amortization had not been recorded. The Company elected March 31 as the date to perform its annual

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

impairment test under provisions of SFAS 142 and performed such a test as of March 31, 2002. As a result, the Company completed the test as of March 31, 2002 and determined that there was no impairment of recorded goodwill at that date.

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

DEBT DISCOUNT

     Debt discount was amortized to interest expense using the straight-line method over 18 months, the original life of the related notes payable (Note 5).

PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed when incurred. Product development costs amounted to $1,469,000 and $1,292,000 during fiscal 2002 and 2001, respectively.

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

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options and warrants of 3,115,905 and 2,543,717 in fiscal 2002 and 2001, respectively, because they were anti-dilutive.

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

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the statement of operations as a component of selling, general and administrative expenses. During fiscal 2002 and 2001, the Company incurred advertising expenses of $37,000 and $200,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for the Company's financial statements for the period beginning April 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The impact on the Company's consolidated financial statements is discussed in Note 17.

RECLASSIFICATIONS

     Certain amounts have been reclassified in the prior year's consolidated financial statements to conform to the current year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements for the year ended March 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002 and 2001, the Company incurred net losses of $5,262,000 and $4,423,000, respectively, operating cash flow deficiencies of $781,000 and $1,279,000, respectively, and as of March 31, 2002, the Company has a working capital deficiency of $5,038,000. In addition, as of March 31, 2002, the Company has $3,013,000 in outstanding principal on notes payable that matures during fiscal 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

     During fiscal 2002, the Connectivity Products business segment had an operating loss of $4,870,000 on revenue of $3,097,000. For the same period the Service and Support business segment had operating income of $653,000 on revenue of $5,694,000. To address the continuing operating losses in the Connectivity Products segment, management has entered into a letter of intent to sell certain products and technology related to the Company's family of remote console products. If the Company is successful in completing this transaction, (i) operating expenses with be substantially reduced, (ii) cash proceeds will significantly reduce short-term debt and (iii) a multi-year royalty will be received on revenues from current and subsequently developed products that use the Company's technology. Additionally, management believes that it will be successful in restructuring its remaining debt and be in a better position to attract additional equity capital. The Company is in the process of evaluating the remaining products of the Connectivity Products business segment. Pending the completion of this evaluation, the Company will determine which products will be discontinued or if any additional assets will be sold.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

2.   GOING CONCERN UNCERTAINTY, CONTINUED

     The operating income in fiscal 2002 for the Service and Support segment was $653,000 as compared to an operating loss of $363,000 in fiscal 2001. The results in the prior fiscal year were for a period of approximately nine months subsequent to the June 28, 2000 acquisition of this business segment. Excluding amortization of goodwill in the fiscal 2001 period of $652,000, this segment had operating income of $289,000. There was no amortization of goodwill in fiscal 2002. Due to the growth in profitability of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

     In order to increase market share in the Service and Support segment, the Company has expanded the areas where its technicians are certified or provide support services. Certifications have been obtained and the Company has expanded its offerings to include SUN Microsystems hardware, SUN's Solaris Operating System, IBM RS6000 hardware and IBM's AIX Operating System. The Company has already signed several contracts in these new service and support offerings. Also, the Company has added certifications for maintenance and support of many RAID disk storage systems and certifications for several other network devices.

     For last several months, the Company has been investing in additions and enhancements to its service call software to more effectively and efficiently manage customer accounts as well as allow for significant expansion for depot repair service.

3.   ACQUISITION OF BUSINESS

     On April 12, 2000, the Company entered into an agreement to acquire 100% of the stock of Multi-User, a Georgia-based system support and integration company, for an initial purchase price of $7,945,000, including $145,000 in expenses, consisting of $4,145,000 in cash and 800,000 shares of the Company's common stock valued at $3,800,000. On June 28, 2000 the Company consummated the acquisition and placed into escrow initial purchase consideration of $200,000 in cash and 100,000 shares of the Company's common stock valued at $475,000 pending resolution of certain matters as detailed in the purchase agreement. On March 9, 2001, upon resolution of the above noted matters, the $200,000 escrow cash was paid to the Multi-User shareholders and the 100,000 escrow shares were returned to the Company in exchange for 500,000 new shares of the Company's common stock valued at $359,000. The purchase consideration is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. The performance objectives had not been achieved through March 31, 2002.

     The cash portion of the acquisition was financed through the issuance of an 11%, $2,500,000 note payable (Note 5) and a portion of the $3,736,000 in net proceeds received from the issuance of the Company's common stock (Note 11). The acquisition has been accounted for using the purchase method of accounting. The Company recorded goodwill of $8,730,000 as a result of the acquisition. The Company amortized $652,000 of this goodwill through March 31, 2001 (see Note 1). The consolidated statements of operations include the operations of the business since the acquisition date.

     The following unaudited pro forma information for the period ended March 31, 2001 gives effect to the acquisition of Multi-User as if it had occurred on April 1, 2000 (in thousands, except per share data):

                                                   2001
                                               ------------

     Net sales                                 $     12,587
                                               ============
     Net loss                                  $     (4,205)
                                               ============
     Net loss per share - basic and diluted    $      (0.35)
                                               ============


     The unaudited pro forma information is not necessarily indicative of the results of operations that would have been reported had such acquisition occurred on such date, nor is it indicative of the Company's future operations.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

4.   OTHER BALANCE SHEET INFORMATION

     Other balance sheet information at March 31, 2002 and March 31, 2001 consists of the following (in thousands):

                                                      MARCH 31,       MARCH 31,
                                                        2002            2001
                                                    ------------    ------------
Inventories:
   Finished goods                                   $        313    $        540
   Work in process                                           134             147
   Raw materials                                             810           1,486
                                                    ------------    ------------
                                                    $      1,257    $      2,173
                                                    ============    ============
Property and equipment:
   Equipment                                        $      3,046    $      3,237
   Furniture and fixtures                                    675             677
   Leasehold improvements                                    240             240
                                                    ------------    ------------
                                                           3,961           4,154
Less accumulated depreciation and amortization             3,568           3,548
                                                    ------------    ------------
                                                    $        393    $        606
                                                    ============    ============


5.   NOTES PAYABLE AND LINE OF CREDIT

     Notes payable as of March 31, 2002 and 2001 consists of the following (in thousands):

                                                         MARCH 31,     MARCH 31,
                                                           2002          2001
                                                        ----------    ----------

10% note payable to a stockholder due on demand         $       58    $      115

10% note payable to a stockholder due June 2001 (1)             --           100

10% note payable to a stockholder due June 2001 (2)             --            25

10% note payable to a stockholder due June 2001 (2)             --           100

7% note payable to a stockholder due on demand                 145           145

12% note payable to a stockholder due on demand                200            --

7% notes payable to stockholder due on demand                   10            10

10% note payable due July 2003                                 100            --

11% note payable due September 2002                            100            --

11% note payable, net of discount, due on demand             2,500         1,809
                                                        ----------    ----------
                                                             3,113         2,304
Less current maturities                                      3,013         2,304
                                                        ----------    ----------
                                                        $      100    $       --
                                                        ==========    ==========

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

5.       NOTES PAYABLE AND LINE OF CREDIT, CONTINUED

     (1) In August 2001, the Company repaid the 10% note payable to a stockholder plus accrued interest of $28,000 through the issuance of 217,514 shares of its common stock.

     (2) In November 2001, the Company repaid the 10% notes payable to a stockholder plus accrued interest of $51,000 through the issuance of 172,765 shares of its common stock.

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable that became due in December 2001 (the "Note") the proceeds of which were used to fund the Multi-User acquisition. In March 2002, the Company had the Note's maturity date extended to April 29, 2002. As consideration for the extension, the Company issued the lender 100,000 shares of its common stock. As of July 1, 2002, the Company is in default of the Note. The Company believes that a reasonable extension can be negotiated with this lender. There can be no assurances that such discussions will be successful or that the lender will not take legal action to collect amounts due. In connection with the issuance of the Note on June 28, 2000, the Company issued a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less than the $3.25 per share price. As of March 31, 2002, the adjusted exercise price of the warrant was $2.47. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) in the accompanying consolidated balance sheet and was fully expensed through the note's original maturity date in December 2001.

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

     Through June 22, 2001, the Note was subordinated to the Company's line of credit. Effective October 29, 2001, the Note is subordinated to the Company's factoring agreement. The Company is pursuing financing alternatives and has entered into discussions with the lender to consider strategic alternatives that would restructure or repay this indebtedness. No assurances can be given that the Company will be able to complete financing or strategic alternatives in sufficient amounts and/or under terms acceptable to the Company.

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

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At March 31, 2002, the Company had $57,000 in outstanding borrowings leaving less than $5,000 available for borrowing under the factoring agreement.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under non-cancelable long-term operating lease agreements expiring at various dates through October 2007. Future minimum lease payments under these lease agreements at March 31, 2002 is as follows (in thousands):

          2003                    $      228
          2004                           183
          2005                           189
          2006                           194
          Thereafter                     318
                                  ----------
                                       1,112
                                  ==========

     Rent   expense  was  $361,000  and  $426,000  for  fiscal  2002  and  2001, respectively.

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

7.   SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. The Company only had one reportable segment, Connectivity Products, prior to the June 28, 2000 acquisition of Multi-User (Service and Support segment). Segment information for the fiscal years 2002 and 2001 follow (in thousands):

                                 CONNECTIVITY       SERVICE        CONSOLIDATED
                                   PRODUCTS       AND SUPPORT         TOTALS
                                 ------------     ------------     ------------
YEAR ENDED MARCH 31, 2002
Revenue                          $      3,097     $      5,694     $      8,791
Operating Income (Loss)                (4,870)             653           (4,217)
Total Assets                            1,954            8,635           10,589
Depreciation                              221               33              254
Capital Expenditures                       35                6               41

YEAR ENDED MARCH 31, 2001
Revenue                          $      5,840     $      5,042     $     10,882
Operating Loss                         (3,108)            (363)          (3,471)
Total Assets                            3,812            9,138           12,950
Depreciation                              241               44              285
Capital Expenditures                      103              134              237

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

8.   INCOME TAXES

     A reconciliation of the statutory federal income tax provision to the Company's provision for income taxes for fiscal 2002 and 2001 is as follows:

                                                     2002         2001
                                                    ------       ------

     Statutory tax rate                                 34%          34%
     State tax rate, net of federal tax benefit          4            4
     Valuation allowance                               (38)         (38)
                                                   -------      -------
                                                        --%          --%
                                                   =======      =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The significant components of the Company's deferred tax liabilities and assets at March 31, 2002 and March 31, 2001 are as follows (in thousands):

                                                       MARCH 31,      MARCH 31,
                                                         2002           2001
                                                      ----------     ----------
Deferred tax liabilities:
  Software costs                                      $      107     $      158
                                                      ==========     ==========

Deferred tax assets:
  Allowance for doubtful accounts                     $       36     $       55
  Depreciation                                                44             28
  Inventory                                                  235            173
  Other accrued expenses                                     491            291
  Net operating loss carryforwards                        17,399         15,603
  General Business Credit                                     46             46
  Valuation allowance                                    (18,144)       (16,038)
                                                      ----------     ----------
Total deferred tax assets                             $      107     $      158
                                                      ==========     ==========

     During fiscal 2002 and 2001, the Company increased its valuation allowance by $2,106,000 and $1,744,000, respectively.

     At March 31, 2002, the Company has net operating and capital loss carryforwards totaling $44,000,000 which expire at various dates through 2016, including a predecessor company preacquisition operating loss carryforward. As a result of several ownership changes, which have occurred since the losses started to accumulate, statutory provisions will substantially limit the Company's future use of these loss carryforwards.

9.   STOCK OPTIONS AND WARRANTS

     The Company has non-qualified equity incentive plans, under which a committee of the Board of Directors is authorized to grant key employees, including officers and directors, options to purchase the Company's Common Stock at market value at the date of the grant. Options are exercisable at prices ranging from $.56 to $4.63 per share. The options have a variety of vesting periods and expire either five or ten years from the date of the grant. The Company has reserved 2,550,000 shares of its common stock for issuance under these equity plans.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

9.   STOCK OPTIONS AND WARRANTS, CONTINUED

     The following tables summarize activity for the Company's stock options and warrants for fiscal 2002 and 2001:

                                            STOCK OPTIONS                      WARRANTS
                                            -------------                      --------
                                    NUMBER OF     WEIGHTED AVERAGE    NUMBER OF     WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                  ------------    ----------------  ------------    ----------------
Outstanding at March 31, 2000          699,643                           610,000

Granted                              1,085,000         $ 2.26            442,217         $ 3.10
Exercised                              (31,527)          1.54                 --             --
Forfeited or canceled                 (261,616)          2.62                 --             --
                                  ------------                      ------------

Outstanding at March 31, 2001        1,491,500                         1,052,217

Granted                              1,187,000         $ 0.76             13,688         $ 0.59
Exercised                                   --             --                 --             --
Forfeited or canceled                 (378,500)          2.22           (250,000)          1.91
                                   ------------                      ------------

Outstanding at March 31, 2002        2,300,000                           815,905
                                   ============                      ============

Of the 815,905 warrants outstanding, 423,328 are held by related parties.

Options and warrants exercisable at March 31, 2002 and March 31, 2001 are as follows:

                                            STOCK OPTIONS                      WARRANTS
                                            -------------                      --------
                                    NUMBER OF     WEIGHTED AVERAGE    NUMBER OF     WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                  ------------    ----------------  ------------    ----------------
March 31, 2002                       1,185,666         $ 1.35            815,905         $ 2.62
March 31, 2001                         562,000         $ 1.65          1,052,217         $ 2.48

     The Company has 545,950 and 287,283 options available for future grant at March 31, 2002 and March 31, 2001, respectively.

     The weighted average per share fair value of options and warrants granted during the fiscal years 2002 and 2001 are as follows:

                              OPTIONS              WARRANTS
                             ---------            ----------

Fiscal 2002                    $ 0.88               $ 0.97
Fiscal 2001                    $ 1.51               $ 2.62

     The weighted average remaining life of options and warrants outstanding at March 31, 2002 and March 31, 2001 was 6.6 years and 7.4 years, respectively.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

9.   STOCK OPTIONS AND WARRANTS, CONTINUED

     If the Company had elected to recognize compensation cost for the fair value of options issued in accordance with SFAS 123, pro forma net loss and net loss per share for 2002 and 2001 would have been as follows:

(in thousands, except per share data)                2002            2001
                                                 -----------     ------------

Proforma net loss                                $    (7,257)    $     (6,347)
                                                 ===========     ============

Proforma net loss per common share,
  basic and diluted                              $     (0.54)    $      (0.55)
                                                 ===========     ============

     The fair value of stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2002 and 2001; dividend yield was excluded from the computation for both years; expected volatility of 106.5% for fiscal 2002 and 103.4% for fiscal 2001; a risk free interest rate of 4.87% for fiscal 2002 and 5.58% for fiscal 2001 and an expected option life of 8.5 years for fiscal 2002 and 7.3 years for fiscal 2001.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In March 2001, the Company's board of directors authorized the issuance of up to 400,000 shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $10 per share plus accrued but unpaid dividends. The Preferred Stock provides for dividends equal to $.60 per share per annum paid quarterly commencing June 30, 2001, increasing to $.80 per share per annum 120 days after issuance of the Preferred Stock if the shares issuable upon conversion to common stock are not then registered for resale and remaining at $.80 per share until such common stock is registered. Between March 31, 2001 and February 28, 2003, the Company has the option to pay dividends in shares of the Company's Preferred Stock valued at $10 per share. Dividends are cumulative and have preference over payments on any of the Company's other equity securities.

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

     During fiscal 2002, the Company issued 86,070 shares of Preferred Stock valued at $861,000 for cash proceeds of $815,000, net of issuance costs of $46,000. The Company also issued 10,000 shares of Preferred Stock for settlement of $100,000 due to an officer and a director and 5,649 shares for $56,000 of selling, general and administrative expenses. During fiscal 2002, the Company issued 5,718 shares of Preferred Stock to pay dividends earned during that period. The issuance of Preferred Stock resulted in the Company recording $211,000 in dividends associated with the beneficial conversion feature in fiscal 2002. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINUED

     In conjunction with the issuance of the Preferred Stock, the Company granted a warrant to Investec PMG Capital Corp. (formerly PMG Capital Corp.), ("Investec"), an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. The warrant is currently exercisable in whole or in part and expires in March 2006. The fair value of the warrant of $46,000, determined through the use of the Black Sholes valuation model, was accounted for as a reduction in the Preferred Stock and an increase in additional paid-in-capital in the accompanying consolidated balance sheet.

11.  COMMON STOCK

     On June 28, 2000, the Company issued 1,249,671 shares of its common stock in a private placement for proceeds of $3,736,000, net of issuance costs of $325,000. A portion of these proceeds were used to fund the Multi-User acquisition (Note 3) with the remainder used to fund the Company's general working capital needs. In conjunction with this issuance the Company issued a warrant to Investec, an affiliated entity acting as the placement agent, to purchase 24,993 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2005. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement.

     On June 28, 2000, and March 9, 2001, the Company issued a total of 1,200,000 of its common stock valued at $3,784,000 as partial consideration for the Multi-User acquisition (Note 3).

     On July 11, 2000, the Company issued 76,923 shares of its common stock for $250,000 in cash.

     On February 22, 2001, the Company issued 309,272 shares of its common stock in settlement of $309,000 of outstanding debt and accrued interest. In August and November 2001, the Company issued 390,279 shares of its common stock in settlement of $305,000 of outstanding debt and accrued interest (Note 5).

     During fiscal 2002 and 2001, respectively, the Company issued 12,385 and 8,970 shares of its common stock in settlement of $10,000 and $19,000 of accounts payable.

     During September 2001, the Company issued 600,000 shares of common stock valued at $855,000 as compensation for consulting services to be provided over future periods. During October 2001, the Company issued 268,000 shares of common stock valued at $216,000 to another consultant as compensation for services to be provided over future periods. During the fourth quarter of fiscal 2002, the Company issued 44,959 shares of its common stock valued at $34,000 for consulting services provided by a shareholder during the current period. The consultants provide services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition. Additionally, the Company issued 100,000 shares of its common stock valued at $65,000 to a lender as consideration for an extension of its note payable (See Note 5). All shares issued were immediately vested and the Company recorded the expenses for the above described services in the periods the shares were issued.

     In March 2002, the Company issued 200,000 shares of its common stock for $100,000 in cash.

12.  RELATED PARTY TRANSACTIONS

     The Company incurred interest expense totaling $52,000 and $8,000 during fiscal 2002 and 2001, respectively, on obligations due to shareholders.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

12.  RELATED PARTY TRANSACTIONS, CONTINUED

     During fiscal 2002, the Company issued 86,070 shares of Preferred Stock valued at $861,000 for cash proceeds of $815,000, net of issuance costs of $46,000. The Company also issued 10,000 shares of Preferred Stock for settlement of $100,000 due to Mr. Freitag, a director of the Company and 5,649 shares to Worldtech Waste Management for $56,000 of selling, general and administrative expenses. Mr. DiPrete, a director of the Company, is the Chief Executive Officer of Worldtech. In conjunction with the original issuance of the Preferred Stock, the Company granted a warrant to Investec, an affiliated entity acting as the placement agent, to purchase 38,335 shares of its common stock exercisable at $.5883 per share. Investec is a investment banking firm, of which Mr. Hansen is an executive officer and director. The warrant is currently exercisable in whole or in part and expires in March 2006. Additionally, Investec owns warrants to purchase 124,993 shares of the Company's common stock. These warrants were granted on March 31, 1999 and June 28, 2000 and expire on March 30, 2004 and March 28, 2005, respectively. Mr. Hansen owns a warrant to purchase 120,000 shares of the Company's common stock. The warrant was granted on January 29, 1999 and expires on January 27, 2004. Mr. Freitag owns a warrant to purchase 140,000 shares of the Company's common stock. The warrant was granted on January 29, 1999 and expires on January 27, 2004.

     In November 2001, the Company and Mr. DiPrete entered into an agreement whereby Mr. DiPrete receives monthly compensation of 10,000 restricted shares of the Company's common stock in return for consulting services.

     During fiscal 1999, the Company, in conjunction with a contemplated (now cancelled) merger transaction, made advances to Ladia in the amount of $700,000. On June 24, 1999, the Company assigned its rights, effective March 31, 1999, (i) to $450,000 of these advances to Investec in exchange for a $450,000 reduction in notes payable by the Company to Investec and (ii) to $250,000 of these advances to a major shareholder in exchange for a $250,000 capital contribution to be paid no earlier than October 1, 1999. For financial reporting purposes, the Company recorded a $700,000 writedown for uncollectibility on the advances against the results of operations and recorded a $450,000 capital contribution during the fourth quarter of fiscal 1999. In May 2000, the Company received the remaining $250,000.

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

14.  EXPORT SALES

     The Company's revenues include approximately $358,000 and $581,000 from foreign customers (principally in Europe, South Africa and Central and South America) for fiscal 2002 and 2001, respectively.

15.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which subject the Company to credit risk, are primarily trade accounts receivable. The Company had three customers whose purchases represented 26%, 8% and 7% of revenues in fiscal 2002. Accounts receivable from such customers were $332,000, $66,000 and $0 at March 31, 2002. The Company had three customers whose purchases represented 14%, 13% and 10% of revenues in fiscal 2001. Accounts receivable from such customers were $72,000, $247,000, and $160,000 at March 31, 2001. Substantially all of such accounts receivable balances were collected subsequent to each respective year end.

                      Computone Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLAN

     The Company maintains separate savings and profit sharing plans for each of Computone's and Multi-User's employees (the "Plans") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. The Company matches 50% of employee contributions up to 6% of the employee's salary for the Multi-User Plan. During fiscal 2002 and 2001, the Company contributed $21,000 and $16,000, respectively, to the Multi-User Plan. In addition, the Company may, at the discretion of the board of directors, make contributions to the Computone Plan. No contributions were made by the Company to the Computone Plan during fiscal 2002 or 2001.

17.  SUBSEQUENT  EVENT:  LETTER  OF  INTENT  FOR SALE OF  CERTAIN  PRODUCTS  AND
     TECHNOLOGY

     On June 17, 2002, the Company announced it had signed a letter of intent to sell certain technology and products from its Connectivity Products business segment to Raritan Computer, Inc ("Raritan"). With the signing of the letter of intent, Raritan will acquire the rights to produce, market and advance certain technology and products related to the Company's new family of Remote Console Management ("RCM") devices and potentially other products and software. Subsequent to completion of this transaction, the Company will retain a license for continued sales and support of its other products. Under the terms of the agreement, Raritan will purchase the technology and products for an undisclosed amount of cash. For a multi-year period, Raritan will pay the Company a royalty on revenues from current and subsequently developed products that use the Company's technology.

     The Company is in the process of evaluating the remaining products of the Connectivity Products business segment. Pending the completion of this evaluation, the Company will determine which products will be discontinued or if any additional assets will be sold.

     The Company's primary focus will be on expanding identified opportunities in its Service and Support business segment.

     FASB 144 stipulates that if the decision is made to dispose of a long-lived asset after the balance sheet date but before issuance of the financial statements, it shall continue to be classified as held and used in the continuing operations of the business for those financial statements when issued. Accordingly, since the decision to dispose of a portion of the Company's Connectivity Products business segment was taken after March 31, 2002, the Connectivity Products business segment was treated as a continuing operation during fiscal 2002 and its assets were classified as held and used as of that same date.

     Revenues and losses of the Company's Connectivity Products business segment for the year ended March 31, 2002 (in thousands) were as follows:

          Revenues                                          $  3,097
          Loss before provision for income taxes              (5,959)
          Income tax expense                                      --
          Net loss                                            (5,959)

            Summary data relating to the assets and liabilities of the Company's Connectivity Products business segment (in thousands) at March 31, 2002 is shown below.

          Current assets                                    $  1,408
          Total assets                                         1,954
          Current liabilities                                  6,555
          Total liabilities.                                   6,655
          Deficiency in net assets                            (4,701)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                 (IN THOUSANDS)

                                                   BALANCE,      ADDITIONS                         BALANCE,
                                                  BEGINNING   CHARGED TO COSTS                       END
DESCRIPTION                                        OF YEAR      AND EXPENSES     DEDUCTIONS        OF YEAR
                                                ------------    ------------    ------------    ------------
Allowance for uncollectible accounts:
   Year ended March 31, 2002                    $        150    $         35    $         93    $         92
   Year ended March 31, 2001                    $        181    $         59    $         90    $        150

Allowance for slow-moving and
   obsolete inventory:
   Year ended March 31, 2002                    $        550    $        324    $        169    $        705
   Year ended March 31, 2001                    $        333    $        342    $        125    $        550

Valuation allowance for deferred tax assets:
   Year ended March 31, 2002                    $     16,038    $      2,106    $         --    $     18,144
   Year ended March 31, 2001                    $     14,294    $      1,744    $         --    $     16,038