Form 10QSB
period 2002-06-30
COMPUTONE CORP
filed 2002-08-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three months ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-16172

                                  SYMBIAT, INC.
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

                              COMPUTONE CORPORATION
                              ---------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,733,200 shares of common stock on July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SYMBIAT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited  Consolidated Balance Sheets as of June 30, 2002
          and March 31, 2002                                                  3

          Unaudited Consolidated Statements of Operations for the three
          months ended June 30, 2002 and June 30, 2001                        4

          Unaudited Consolidated Statements of Cash Flows for the
          three months ended June 30, 2002 and June 30, 2001                  5

          Notes to Unaudited Consolidated Financial Statements                6

ITEM 2.   Management's Discussion and  Analysis of Financial Condition
          and Results of Operations                                           13

                           PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities                                               16

ITEM 3.   Defaults Upon Senior Securities                                     16

ITEM 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                         June 30,         March 31,
                                                                           2002             2002
                                                                       ------------     ------------
                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $         40     $         70
    Receivables, net of allowance for doubtful accounts
       of $85 as of June 30, 2002 and $92 as of March 31, 2002                  664              490
    Inventories, net                                                            795            1,257
    Prepaid expenses and other                                                   84               83
                                                                       ------------     ------------
Total current assets                                                          1,583            1,900

Property and equipment, net                                                      55              393

Goodwill                                                                      8,078            8,078

Software development costs, net of accumulated amortization
    of $304 as of March 31, 2002                                                 --              211

Other                                                                             7                7
                                                                       ------------     ------------

TOTAL ASSETS                                                           $      9,723     $     10,589
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                            $      1,814     $      1,815
    Accrued liabilities:
       Deferred maintenance revenue                                           1,142              906
       Interest                                                                 304              215
       Other                                                                    956              932
    Line of credit                                                               90               57
    Notes payable to stockholders                                               413              413
    Current maturities of long-term debt                                      2,596            2,600
                                                                       ------------     ------------
Total current liabilities                                                     7,315            6,938

Long-term debt, less current maturities                                         100              100
                                                                       ------------     ------------

Total liabilities                                                             7,415            7,038
                                                                       ------------     ------------

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated value;
  400,000 shares authorized; 117,632 and 107,437 shares issued and
  outstanding, as of June 30, 2002 and March 31, 2002, respectively           1,084              982
                                                                       ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
  14,583,200 and 14,469,200 shares issued and outstanding,
  as of June 30, 2002 and March 31, 2002, respectively                          146              145
  Additional paid-in capital                                                 61,040           60,974
  Accumulated deficit                                                       (59,962)         (58,550)
                                                                       ------------     ------------
Total stockholders' equity                                                    1,224            2,569
                                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      9,723     $     10,589
                                                                       ============     ============

                 See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                   For the three months ended
                                                  -----------------------------
                                                    June 30,          June 30,
                                                     2002              2001
                                                  ------------     ------------
                                                           (unaudited)
Revenues:
     Connectivity products                        $        501     $      1,077
     Service and support                                 1,128            1,737
                                                  ------------     ------------
                                                         1,629            2,814
                                                  ------------     ------------
Expenses:
     Cost of connectivity products                         419              674
     Cost of service and support                           797            1,138
     Provision for inventory reserve                       240               50
     Selling, general and administrative                   730            1,025
     Writeoff of certain long-lived assets                 465               --
     Product development                                   268              386
                                                  ------------     ------------
                                                         2,919            3,273
                                                  ------------     ------------

Operating loss                                          (1,290)            (459)

Other income (expense):
     Loan discount amortization                             --             (224)
     Interest expense - affiliates                         (14)             (16)
     Interest expense - other                              (80)             (77)
     Other income                                           (1)               4
                                                  ------------     ------------

Loss before income taxes                                (1,385)            (772)

Provision for income taxes                                  --               --
                                                  ------------     ------------

Net loss                                                (1,385)            (772)

Preferred stock dividend, including beneficial
     conversion amount of $5 and $143 in three
     months ended June 30, 2002 and June 30,
     2001, respectively                                    (27)            (151)
                                                  ------------     ------------

Net loss available to common stockholders         $     (1,412)    $       (923)
                                                  ============     ============

Loss per common share - basic and diluted         $      (0.10)    $      (0.07)
                                                  ============     ============

Weighted average shares outstanding -
     basic and diluted                                  14,529           12,855
                                                  ============     ============

                 See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     For the three months ended
                                                                                  -----------------------------
                                                                                    June 30,         June 30,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $     (1,385)    $       (772)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Stock issued for issued for selling, general and adminstrative expenses              20               --
       Depreciation and amortization                                                        85              327
       Provision for uncollectible accounts receivable                                      --                6
       Provision for inventory reserve                                                     240               50
       Writeoff of certain long-lived assets                                               465               --
       Changes in current assets and current liabilities
          Receivables                                                                     (174)             100
          Inventories                                                                      222              197
          Prepaid expenses and other                                                        (1)              59
          Accounts payable and accrued liabilities                                         348              205
                                                                                  ------------     ------------
Net cash provided by (used in) operations                                                 (180)             172
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalization of software costs                                                          --               (8)
  Capital expenditures                                                                      (1)              (7)
                                                                                  ------------     ------------
Net cash used in investing activities                                                       (1)             (15)
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                        --              200
  Repayment of debt                                                                         (4)             (58)
  Net proceeds (repayments) under lines of credit                                           33             (587)
  Proceeds from issuance of preferred stock                                                 80              686
  Cost associated with the issuance of preferred stock                                      --              (46)
  Proceeds from issuance of common stock                                                    42               --
                                                                                  ------------     ------------

Net cash provided by financing activities                                                  151              195
                                                                                  ------------     ------------

Net increase (decrease) in cash and cash equivalents                                       (30)             352
Cash and cash equivalents, beginning of year                                                70              264
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $         40     $        616
                                                                                  ============     ============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period
     for: Interest                                                                $          2     $         77
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Preferred stock issued for settlement of accounts payable                       $         --     $         50
  Preferred stock issued for settlement of accrued liabilities                              --               50
  Warrants associated with the issuance of preferred stock                                  --               46
  Dividend associated with preferred stock beneficial conversion feature                     5              143
  Preferred stock issued for dividends                                                      22                8
  Common stock issued for settlement of accounts payable                                    --                1
  Common stock issued for selling, general and adminstrative expenses                       20               --

        See accompanying notes to the consolidated financial statements.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     This  Form-10QSB  Quarterly  Report  contains  certain  statements that are
"forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the ability of the Company to obtain and maintain  adequate working capital,
(ii) the ability of the Company to extend the maturity dates of its debt (iii) the ability of the Company to continue as a going concern, (iv) the ability of the Company to fund operations, expand sales volume and sales personnel, (v) the ability of the Company to improve revenue throughout the fiscal 2003, (vi) future supply and demand for the Company's products, (vii) changes in business and economic conditions, (viii) availability of raw materials and parts, (ix) the highly competitive market in which the Company operates, (x) the Company's ability to respond to rapidly developing changes in its marketplace and (xi) other risks that may be described from time to time in reports the Company files with the Securities and Exchange Commission ("SEC").

1.   BASIS OF PRESENTATION

     The financial statements included in this Form 10-QSB Quarterly Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

     The financial statements presented herein as of June 30, 2002 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements as of and for the three months ended June 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, respectively, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company had a working capital deficiency of $5,038,000. As of June 30, 2002, the Company has $3,009,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of August 14, 2002, the Company is in default of its 11% $2,500,000 note payable. There can be no assurances that such discussions will be successful or that the lender will not take legal action to collect amounts due. These matters raise substantial doubt

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   GOING CONCERN UNCERTAINTY, CONTINUED

about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the three months ended June 30, 2002, the Connectivity Products business segment had an operating loss of $1,279,000 on revenue of $501,000. For the same period the Service and Support business segment had an operating loss of $11,000 on revenue of $1,128,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to attempt to sell certain products and technology related to the Company's family of remote console products. Management is also in the process of evaluating the remaining products of the Connectivity Products business segment in order to determine which, if any, of those products will be discontinued or if any assets will be sold. As a result of the decision to discontinue products or sell assets, the Company might be required to write off of some or all of its currently recorded goodwill balances.

     The revenue during the three months ended June 30, 2002 for the Service and Support segment was $1,128,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

     Software revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". The Company recognizes software revenue when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped;
(3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element hardware and software arrangements, the Company allocates revenue to the various elements based on objective evidence of fair value.

     The Company generally provides a warranty of five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method. Raw materials that have no planned production life or exceed 15 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. Inventories are recorded in the accompanying consolidated balance sheet net of a reserve for excess, obsolete, and non-salable items of $691,000 and $705,000 at June 30, 2002 and March 31, 2002, respectively. During the three months ended March 31, 2002, the Company recorded a charge of $225,000 for excess inventory purchase commitments for which they may not recover the value. The Company has included this amount in accrued liabilities in the accompanying financial statements. The Company recorded $240,000 and $50,000 reserves for inventory obsolescence and excess inventory during the three months ended June 30, 2002 and June 30, 2001, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at June 30, 2002 and March 31, 2002 (in thousands):

                                          June 30,            March 31,
                                           2002                2002
                                       ------------        ------------
      Inventories:
        Finished goods                 $        170        $        313
        Work in process                         132                 134
        Raw materials                           493                 810
                                       ------------        ------------
                                       $        795        $      1,257
                                       ============        ============

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 5,113,649 and 4,904,417 as of June 30, 2002 and 2001, respectively, as their effect is anti-dilutive. As a result of the sale of Preferred Stock (see Note 8), the Company paid dividends in Preferred Stock totaling $22,000 and $8,000 during the three months ended June 30, 2002 and 2001, respectively, and recorded $5,000 and $143,000 of dividends associated with the Preferred Stock's beneficial conversion feature during the three months ended June 30, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

6.   INCOME TAXES

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

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG-TERM DEBT AND LINE OF CREDIT

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable that became due in December 2001 (the "Note") the proceeds of which were used to fund an acquisition of a business segment. In March 2002, the Company had the Note's maturity date extended to April 29, 2002. As consideration for the extension, the Company issued the lender 100,000 shares of its common stock. As of August 14, 2002, the Company is in default of the Note. There can be no assurances that the lender will not take legal action to collect amounts due. In connection with the issuance of the Note on June 28, 2000, the Company issued a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less than the $3.25 per share price. As of June 30, 2002, the adjusted exercise price of the warrant was $2.46. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) and was fully expensed through the note's original maturity date in December 2001.

     The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of their other financing arrangements in excess of $50,000. Effective October 29, 2001, the Note is subordinated to the Company's factoring agreement. The Note is guaranteed by the Company and its wholly-owned subsidiary and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments. The note became due in December 2001 and is currently in default. The Company is pursuing financing alternatives and has continued discussions with the lender to consider strategic alternatives that would restructure or repay this indebtedness. No assurances can be given that the Company will be able to complete financing or strategic alternatives in sufficient amounts and/or under terms acceptable to the Company.

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At June 30, 2002, the Company had $90,000 in outstanding borrowings leaving less than $25,000 available for borrowing under the factoring agreement.

8.   GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The Company elected March 31 as the date to perform its annual impairment test under

                               SYMBIAT, INC. AND
  SUBSIDIARY (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY) UNAUDITED NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   GOODWILL, CONTINUED

provisions of SFAS 142 and performed such a test as of March 31, 2002. As a result, the Company completed the test as of March 31, 2002 and determined that there was no impairment of recorded goodwill at that date. SFAS 142 states that goodwill should be tested for impairment between annual test dates if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The Company has determined that no such events have occurred since its March 31, 2002 annual impairment test. If circumstances change, the Company might be required to complete an impairment test that might result in the write off of some or all of the currently recorded goodwill balances.

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

     During the three months ended June 30, 2002, the Company issued 8,000 shares of Preferred Stock valued at $80,000 for cash proceeds of $80,000. During the three months ended June 30, 2002, the Company issued 2,180 shares of Preferred Stock to pay dividends earned during that period. The issuance of Preferred Stock resulted in the Company recording $5,000 and $143,000 in dividends associated with the Preferred Stock's beneficial conversion feature during the three months ended June 30, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

     During the three months ended June 30, 2002, the Company issued 30,000 shares of common stock valued at $20,000 for consulting services. The Company recorded the expense in the period the shares were issued. The consultant, who happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman, provides services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for the Company's financial statements for the period beginning April 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The impact on the Company's consolidated financial statements was that the Company recorded a $465,000 write down for the net book value of the Connectivity Products long-lived assets, principally property and equipment and capitalized software costs.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections".  This  Statement  amends FASB  Statement  No. 13,  Accounting  for
Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed the provisions of SFAS No. 145, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has reviewed the provisions of SFAS No. 146 and will apply its provisions as exit and disposal decisions are made.

11.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Segment information for the three and three months ended June 30, 2002 and 2001, respectively, is as follows:

                                     CONNECTIVITY     SERVICE      CONSOLIDATED
                                       PRODUCTS      AND SUPPORT      TOTALS
                                     ------------   ------------   ------------
THREE MONTHS ENDED JUNE 30, 2002
Revenue                              $        501   $      1,128   $      1,629
Operating income (loss)                    (1,279)           (11)        (1,290)
Total assets                                1,003          8,720          9,723

THREE MONTHS ENDED JUNE 30, 2001
Revenue                              $      1,077   $      1,737   $      2,814
Operating income (loss)                      (766)           307           (459)
Total assets                                3,545          9,257         12,802

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. The Company has $2,297,000 due on leases through 2008 for its office and warehouse space.

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through June 30, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the three months ended June 30, 2002, the Company issued common stock valued at $20,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At June 30, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $14,000 and $16,000 in interest expense on related party notes payables for the three months ending June 30, 2002 and 2001, respectively.

13.  LETTER OF INTENT FOR SALE OF CERTAIN PRODUCTS AND TECHNOLOGY

     On June 17, 2002, the Company announced it had signed a letter of intent to sell certain technology and products from its Connectivity Products business segment to Raritan Computer, Inc ("Raritan"). Under the purchase contemplated by the letter of intent, Raritan will acquire the rights to produce, market and advance certain technology and products related to the Company's new family of Remote Console Management ("RCM") devices and potentially other products and software. Subsequent to completion of this transaction, the Company would retain a license for continued sales and support of its other products. Under the terms of the agreement, Raritan would purchase the technology and products for an undisclosed amount of cash. For a multi-year period, Raritan would pay the Company a royalty on revenues from current and subsequently developed products that use the Company's technology. On August 2, 2002, the Company announced that it was unable to reach a definitive agreement with Raritan. The Company will continue to evaluate the technology and products related to the RCM devices. Management is also in the process of evaluating the remaining products of the Connectivity Products business segment in order to determine which of those products, if any, would be discontinued or if any additional assets would be sold.

     The Company's primary focus will be on expanding identified opportunities in its Service and Support business segment.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  Form-10QSB  Quarterly  Report  contains  certain  statements that are
"forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS
---------------------

THREE  MONTHS  ENDED JUNE 30, 2002  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
2001
----

     During the three months ended June 30, 2002, the Company incurred a net loss of $920,000 on net sales of $1,629,000 compared to a net loss of $772,000 during the three months ended June 30, 2001 on net sales of $2,814,000.

     Net sales from Service and Support segment decreased from $1,737,000 during the three months ended June 30, 2001 to $1,128,000 during the three months ended June 30, 2002. This decrease is primarily due to lower sales to the Company's second and third largest customers. Net sales of Connectivity Products decreased from $1,077,000 during the three months ended June 30, 2001 to $501,000 during the three months ended June 30, 2002. The Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market.

     Cost of sales for Service and Support totaled $797,000, or 71% of Service and Support revenue (29% gross margin), for the three months ended June 30, 2002 compared to $1,138,000, or 66% of Service and Support revenue (34% gross margin), for the three months ended June 30, 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Cost of Connectivity Products totaled $419,000, or 84% of Connectivity Product sales (16% gross margin), for the three months ended June 30, 2002 compared to $674,000, or 63% of Connectivity Product sales (37% gross margin), for the three months ended June 30, 2001. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed operating costs that

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were not affected by the 53% reduction in product sales revenues. The Company recorded $240,000 and $50,000 reserves for inventory obsolescence and excess inventory during the three month ended June 30, 2002 and June 30, 2001, respectively.

     Selling, general and administrative ("SGA") expenses for the three months ended June 30, 2002 totaled $730,000 compared to $1,025,000 for the three months ended June 30, 2001. SGA expenses for Service and Support were $343,000 for the three months ended June 30, 2002 compared to $292,000 for the three months ended June 30, 2001. This increase of $51,000, or 17%, is the result of increased compensation costs. SGA expenses related to Connectivity Products decreased by $346,000 or 47% in the current year's three-month period. This decrease is attributable to the Company's cost containment efforts and a $216,000 non-cash charge the Company recorded for the issuance of 268,000 shares of common stock for consulting services during the three months ended June 30, 2001.

     During the three months ended June 30, 2002, the Company wrote off the net book value of its Connectivity Products long-lived assets in accordance with FASB 144. The write off totaled $465,000 for that segment's property and equipment and capitalized software costs.

     Product development costs charged to expense for the three months ended June 30, 2002 totaled $268,000, or 16% of total net sales, compared to $386,000, or 14% of total net sales for the three month period ended June 30, 2001. The decrease of $118,000, or 31%, is primarily due the Company's decreased compensation costs and other cost containment efforts.

     Interest expense charged by others for the three months ended June 30, 2002 totaled $80,000 compared to $77,000 for the three months ended June 30, 2001. During the three months ended June 30, 2001, the Company expensed $224,000 related to amortization of the discount on the 11%, $2,500,000 note payable. The discount became fully amortized during December 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The accompanying consolidated financial statements as of and for the three months ended June 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, respectively, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company has a working capital deficiency of $5,038,000. As of June 30, 2002, the Company has $3,009,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of July 1, 2002, the Company is in default of its 11% $2,500,000 note payable. There can be no assurances that such discussions will be successful or that the lender will not take legal action to collect amounts due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the three months ended June 30, 2002, the Connectivity Products business segment had an operating loss of $1,279,000 on revenue of $501,000. For the same period the Service and Support business segment had an operating loss of $11,000 on revenue of $1,128,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to attempt to sell certain products and technology related to the Company's family of remote console products. Management is also in the process of evaluating the remaining products of the Connectivity Products business segment in order to determine which of those products, if any, would be discontinued or if any additional assets would be sold.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The revenue during the three months ended June 30, 2002 for the Service and Support segment was $1,128,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

     Cash used by operating activities amounted to $180,000 during the three months ended June 30, 2002 compared cash provided by operating activities of $172,000 during the three months ended June 30, 2001. A portion of the cash consumed by operating losses for the three months ended June 30, 2002 and the increase in accounts receivables was offset by decreases in inventory and increases in accounts payable and accrued liabilities.

     Cash used in investing activities amounted to $1,000 during the three months ended June 30, 2002 compared to cash used in $15,000 for the three months ended June 30, 2001.

     Cash provided by financing activities amounted to $151,000 during the three months ended June 30, 2002 compared to cash provided by financing activities of $195,000 during the three months ended June 30, 2001. The Company had cash inflows from the issuance of preferred and common stock.

     Working capital deficit amounted to $5,732,000 at June 30, 2002 compared to $5,038,000 at March 31, 2002. The ratio of current assets to current liabilities at June 30, 2002 was 0.22 to 1.00 compared to 0.27 to 1.00 at March 31, 2002.

COMMITMENTS AND CONTINGENCIES
-----------------------------

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

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. The Company has $2,297,000 due on leases through 2008 for its office and warehouse space.

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through June 30, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the three months ended June 30, 2002, the Company issued common stock valued at $20,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At June 30, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $14,000 and $16,000 in interest expense on related party notes payables for the three months ending June 30, 2002 and 2001, respectively.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(c) During the three months ended June 30, 2002, the Company issued 8,000 shares of Preferred Stock to an accredited investor, who acquired the shares as an investment. During the three months ended June 30, 2002, the Company issued 30,000 shares of common stock as compensation for consulting services. See Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. The Company relied on Section 4(2) of the Securities Act of 1933 in the private placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company's $2,500,000 note payable became due on April 29, 2002, and is currently in default. Accrued interest owed on this note through August 14, 2002, is approximately $186,000. There can be no assurances that the lender will not take legal action to collect amounts due.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
10.100 Lease dated July 22, 2002 between Harbinger Avalon Ridge, L.P. and the Registrant for certain premises located at 4920 Avalon Ridge Parkway, Norcross, Georgia.

10.101    Statement  furnished  pursuant to Section 906 of Sarbanes-Oxley Act of
          2002.

(b)       Report on Form 8-K:
          On July 12, 2002, the Company filed Form 8-K/A reporting Item 5 events regarding its name change and the announcement of a Conditional Warrant Distribution.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SYMBIAT, INC. AND SUBSIDIARY


Date:  August 14, 2002               By:  /s/ E. Leo Bebeau
                                          -----------------
                                          E. Leo Bebeau
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     By:  /s/ Keith H. Daniel
                                          -------------------
                                          Keith H. Daniel
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)