Form 10QSB
period 2002-09-30
COMPUTONE CORP
filed 2002-11-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three months ended September 30, 2002

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

                      4920 Avalon Ridge Parkway, Suite 600
                      ------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (770) 638-6999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,889,421 shares of common stock on November 7, 2002.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                                  SYMBIAT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited Consolidated Balance Sheets as of September
              30, 2002 and March 31, 2002                                      3

          Unaudited Consolidated Statements of Operations for
              the three months ended September 30, 2002 and
              September 30, 2001                                               4

          Unaudited Consolidated Statements of Operations for
              the six months ended September 30, 2002 and
              September 30, 2001                                               5

          Unaudited Consolidated Statements of Cash Flows for
              the six months ended September 30, 2002 and
              September 30, 2001                                               6

          Notes to Unaudited Consolidated Financial Statements                 8

ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15

ITEM 3.   Controls and Procedures                                             19

                           PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities                                               20

ITEM 3.   Defaults Upon Senior Securities                                     20

ITEM 6.   Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                         September 30, 2002   March 31, 2002
                                                         ------------------ ------------------
                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                               $        100       $         70
    Receivables, net of allowance for doubtful
       accounts of $71 as of September 30, 2002
       and $92 as of March 31, 2002                                  324                490
    Inventories, net                                                 413              1,257
    Prepaid expenses and other                                        67                 83
                                                            ------------       ------------
Total current assets                                                 904              1,900

Property and equipment, net                                           46                393

Goodwill                                                              --              8,078

Software development costs, net of accumulated
   amortization of $304 as of March 31, 2002                          --                211

Other                                                                 30                  7
                                                            ------------       ------------


TOTAL ASSETS                                                $        980       $     10,589
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                 $      1,741       $      1,815
    Accrued liabilities:
         Deferred maintenance revenue                              1,047                906
         Accured lease liability                                   1,052                 --
         Interest                                                    394                215
         Other                                                     1,021                932
   Line of credit                                                     51                 57
   Notes payable to stockholders                                     413                413
   Current maturities of long-term debt                            2,523              2,600
                                                            ------------       ------------
Total current liabilities                                          8,242              6,938

Long-term debt, less current maturities                              100                100
                                                            ------------       ------------

Total liabilities                                                  8,342              7,038
                                                            ------------       ------------

Commitments and contingencies

Series A redeemable convertible preferred stock,
  $10 stated value; 400,000 shares authorized;
  115,057 and 107,437 shares issued and
    outstanding, as of September 30, 2002 and
    March 31, 2002, respectively                                   1,026                982
                                                            ------------       ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares
  authorized; 14,889,421 and 14,469,200 shares
  issued and outstanding, as of September 30,
  2002 and March 31, 2002, respectively                              149                145
  Additional paid-in capital                                      61,172             60,974
  Accumulated deficit                                            (69,709)           (58,550)
                                                            ------------       ------------
Total stockholders' equity                                        (8,388)             2,569
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        980       $     10,589
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

                                                               For the six months ended
                                                         -------------------------------------
                                                         September 30, 2002 September 30, 2001
                                                         ------------------ ------------------
                                                                      (unaudited)
Revenues:
     Service and support                                    $      2,296       $      3,171
     Connectivity products                                           833              1,906
                                                            ------------       ------------
                                                                   3,129              5,077
                                                            ------------       ------------
Expenses:
     Cost of service and support                                   1,549              2,068
     Cost of connectivity products                                   697              1,221
     Provision for inventory reserve                                 510                 84
     Selling, general and administrative                           2,360              2,981
     Impairment of goodwill                                        8,078                 --
     Impairment of certain long-lived assets                         465                 --
     Product development                                             394                792
                                                            ------------       ------------
                                                                  14,053              7,146
                                                            ------------       ------------

Operating loss                                                   (10,924)            (2,069)

Other  income (expense):
     Loan discount amortization                                       --               (455)
     Interest expense - affiliates                                   (25)               (29)
     Interest expense - other                                       (163)              (144)
     Other income                                                      2                  1
                                                            ------------       ------------

Loss before income taxes                                         (11,110)            (2,696)

Provision for income taxes                                            --                 --
                                                            ------------       ------------

Net loss                                                         (11,110)            (2,696)

Preferred stock dividend, including beneficial
   conversion amount of $ 5 and $143
   in nine months ended
   Septemer 30, 2002 and September 30, 2001, respectively            (49)              (165)
                                                            ------------       ------------

Net loss available to common stockholders                   $    (11,159)      $     (2,861)
                                                            ============       ============

Loss per common share - basic and diluted                   $      (0.76)      $      (0.22)
                                                            ============       ============

Weighted average shares outstanding - basic and diluted           14,675             12,904
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

                                                              For the three months ended
                                                         -------------------------------------
                                                         September 30, 2002 September 30, 2001
                                                         ------------------ ------------------
                                                                      (unaudited)
Revenues:
     Service and support                                    $      1,167       $      1,479
     Connectivity products                                           332                829
                                                            ------------       ------------
                                                                   1,499              2,308
                                                            ------------       ------------
Expenses:
     Cost of service and support                                     752                975
     Cost of connectivity products                                   277                531
     Provision for inventory reserve                                 270                 50
     Selling, general and administrative                           1,630              1,956
     Impairment of goodwill                                        8,078                 --
     Product development                                             126                406
                                                            ------------       ------------
                                                                  11,133              3,918
                                                            ------------       ------------

Operating loss                                                    (9,634)            (1,610)

Other  income (expense):
     Loan discount amortization                                       --               (231)
     Interest expense - affiliates                                   (19)               (13)
     Interest expense - other                                        (83)               (67)
     Other income                                                     11                 (3)
                                                            ------------       ------------

Loss before income taxes                                          (9,725)            (1,924)

Provision for income taxes                                            --                 --
                                                            ------------       ------------

Net loss                                                          (9,725)            (1,924)

Preferred stock dividend                                             (22)               (14)
                                                            ------------       ------------

Net loss available to common stockholders                   $     (9,747)      $     (1,938)
                                                            ============       ============

Loss per common share - basic and diluted                   $      (0.66)      $      (0.15)
                                                            ============       ============

Weighted average shares outstanding - basic and diluted           14,820             12,953
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

                                                               For the six months ended
                                                         -------------------------------------
                                                         September 30, 2002 September 30, 2001
                                                         ------------------ ------------------
                                                                      (unaudited)
Revenues:
     Service and support                                    $      2,296       $      3,171
     Connectivity products                                           833              1,906
                                                            ------------       ------------
                                                                   3,129              5,077
                                                            ------------       ------------
Expenses:
     Cost of service and support                                   1,549              2,068
     Cost of connectivity products                                   697              1,221
     Provision for inventory reserve                                 510                 84
     Selling, general and administrative                           2,360              2,981
     Impairment of goodwill                                        8,078                 --
     Impairment of certain long-lived assets                         465                 --
     Product development                                             394                792
                                                            ------------       ------------
                                                                  14,053              7,146
                                                            ------------       ------------

Operating loss                                                   (10,924)            (2,069)

Other income (expense):
     Loan discount amortization                                       --               (455)
     Interest expense - affiliates                                   (25)               (29)
     Interest expense - other                                       (163)              (144)
     Other income                                                      2                  1
                                                            ------------       ------------

Loss before income taxes                                         (11,110)            (2,696)

Provision for income taxes                                            --                 --
                                                            ------------       ------------

Net loss                                                         (11,110)            (2,696)

Preferred stock dividend, including beneficial
   conversion amount of $ 5 and $143
   in nine months ended
   Septemer 30, 2002 and September 30, 2001, respectively            (49)              (165)
                                                            ------------       ------------

Net loss available to common stockholders                   $    (11,159)      $     (2,861)
                                                            ============       ============

Loss per common share - basic and diluted                   $      (0.76)      $      (0.22)
                                                            ============       ============

Weighted average shares outstanding - basic and diluted           14,675             12,904
                                                            ============       ============

                 See notes to consolidated financial statements.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

     The financial statements presented herein as of September 30, 2002 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements as of and for the six months ended September 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company had a working capital deficiency of $5,038,000. As of September 30, 2002, the Company has $2,936,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of November 14, 2002, the Company is in default of its 11% $2,500,000 note payable and, in September 2002, the lender filed notice of its intent to call the note. On October 2, 2002, the lender signed an agreement to forego any further actions until the Company closes with another lender. The agreement expires on December 6, 2002. There can be no

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

2.   GOING CONCERN UNCERTAINTY, CONTINUED

assurances that the lender will not take legal action to collect amounts due. Finally, on October 10, 2002, the Company received a service contract cancellation notice from its largest customer (See Note 14). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the six months ended September 30, 2002, the Connectivity Products business segment had an operating loss of $2,748,000 on revenue of $833,000. For the same period, the Service and Support business segment had an operating loss of $98,000 (before a $8,078,000 goodwill impairment charge) on revenue of $2,296,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to attempt to sell certain products and technology related to the Company's family of remote console products. Management is also in the process of evaluating the remaining products of the Connectivity Products business segment in order to determine which, if any, of those products will be discontinued or if any assets will be sold.

     The revenue during the six months ended September 30, 2002 for the Service and Support segment was $2,296,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

3.   REVENUE RECOGNITION, CONTINUED

     The Company generally provides a warranty of five years on all products originally manufactured by the Company. A warranty reserve of less than one percent of sales, to cover the estimated costs of correcting product defects, is accrued at the date of shipment.

4.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the average cost method. Raw materials that have no planned production life or exceed 12 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. Inventories are recorded in the accompanying consolidated balance sheet net of a reserve for excess, obsolete, and non-salable items of $720,000 and $705,000 at September 30, 2002 and March 31, 2002, respectively. During the three months ended March 31, 2002, the Company recorded a charge of $225,000 for excess inventory purchase commitments for which they may not recover the value. The Company included this amount in accrued liabilities in the accompanying financial statements. On October 5, 2002, the Company reached a settlement with this vendor whereby the inventory items would be made available for no additional cash outlay. The Company recorded $510,000 and $84,000 of provisions for inventory obsolescence and excess inventory quantities during the three months ended September 30, 2002 and September 30, 2001, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at September 30, 2002 and March 31, 2002 (in thousands):

                                                 September 30,    March 31,
                                                     2002           2002
                                                  ----------     ----------

     Inventories:
        Finished goods                            $      155     $      313
        Work in process                                   --            134
        Raw materials                                    258            810
                                                  ----------     ----------
                                                  $      413     $    1,257
                                                  ==========     ==========

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 4,507,112 and 4,949,417 as of September 30, 2002 and 2001, respectively, as their effect is anti-dilutive. As a result of the sale of Preferred Stock (see Note 8), the Company paid dividends in Preferred Stock totaling $44,000 and $22,000 during the six months ended September 30, 2002 and 2001, respectively, and recorded $5,000 and $143,000 of dividends associated with the Preferred Stock's beneficial conversion feature during the six months ended September 30, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

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

7.   LONG-TERM DEBT AND LINE OF CREDIT

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable that became due in December 2001 (the "Note") the proceeds of which were used to fund an acquisition of a business segment. In March 2002, the Company had the Note's maturity date extended to April 29, 2002. As consideration for the extension, the Company issued the lender 100,000 shares of its common stock. As of November 14, 2002, the Company is in default of the Note and in September 2002, the lender filed notice of its intent to call the note. On October 2, 2002, the lender signed an agreement to forego any further actions until the Company closes with another lender. The agreement expires on December 6, 2002. There can be no assurances that the lender will not take any further legal actions to collect amounts due. In connection with the issuance of the Note on June 28, 2000, the Company issued a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less than the $3.25 per share price. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) and was fully expensed through the note's original maturity date in December 2001.

     The Note also includes a cross default provision whereby a default on the Note would occur if the Company was in default of any covenants of any of their other financing arrangements in excess of $50,000. Effective October 29, 2001, the Note was subordinated to the Company's factoring agreement described below. The Note is guaranteed by the Company and its wholly-owned subsidiary and places restrictions on the Company's ability to sell its business or its product lines, incur additional indebtedness, declare or pay dividends, consolidate, merge or sell its business and make investments.

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At September 30, 2002, the Company had $51,000 in outstanding borrowings leaving less than $10,000 available for borrowing under the factoring agreement.
8.   GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

8.   GOODWILL, CONTINUED

current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The Company elected March 31 as the date to perform its annual impairment test under provisions of SFAS 142 and performed such a test as of March 31, 2002. As a result, the Company completed the test as of March 31, 2002 and determined that there was no impairment of recorded goodwill at that date. SFAS 142 states that goodwill should be tested for impairment between annual test dates if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The lost of its largest customer and well as the notice from a lender of its intent to call a note currently in default (See Note 14) along with the inability to reach a definitive agreement to sell certain products and technology (See Note 13) has caused the Company to evaluate recorded goodwill for impairment. The conclusion of these evaluations was that the fair value associated with the Service and Support segment could no longer support the associated goodwill. As a result, the Company recorded an impairment loss of $8.1 million in the three months ended September 30, 2002.

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

     During June 2002, the Company issued 8,000 shares of Preferred Stock valued at $80,000 for cash proceeds of $80,000. During the six months ended September 30, 2002, the Company issued 7,635 shares of Preferred Stock to pay dividends earned during that period. The issuance of Preferred Stock resulted in the Company recording $5,000 and $143,000 in dividends associated with the Preferred Stock's beneficial conversion feature during the three months ended September 30, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK, CONTINUED

     During the six months ended September 30, 2002, the Company issued 30,000 shares of common stock valued at $33,000 for consulting services. The Company recorded the expense in the period the shares were issued. The consultant, who happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman, provides services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

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

              [The remainder of this page is purposely left blank]

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

11.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Segment information for the three and six months ended September 30, 2002 and 2001, respectively, is as follows:

                                                 CONNECTIVITY       SERVICE        CONSOLIDATED
                                                   PRODUCTS       AND SUPPORT         TOTALS
                                                  ----------       ----------       ----------
     THREE MONTHS ENDED SEPTEMBER 30, 2002
     Revenue                                      $      332       $    1,167       $    1,499
     Operating income (loss)                          (1,469)          (8,165)          (9,634)
     Total assets                                        526              454              980

     SIX MONTHS ENDED SEPTEMBER 30, 2002
     Revenue                                      $      833       $    2,296       $    3,129
     Operating income (loss)                          (2,748)          (8,176)         (10,924)
     Total assets                                        526              454              980

     THREE MONTHS ENDED SEPTEMBER 30, 2001
     Revenue                                      $      829       $    1,479       $    2,308
     Operating income (loss)                          (1,789)             179           (1,610)
     Total assets                                      2,721            9,139           11,860

     SIX MONTHS ENDED SEPTEMBER 30, 2001
     Revenue                                      $    1,906       $    3,171       $    5,077
     Operating income (loss)                          (2,555)             486           (2,069)
     Total assets                                      2,721            9,139           11,860

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

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. In August 2002, the Company defaulted on the lease of its primary office space and moved out of such space. At the time, the Company had $1,052,000 due in remaining payments on this building lease and has accrued this amount in the accompanying financial statements. The Company is currently in negotiations with the landlord to settle the remaining obligations. The Company has $1,075,000 due on leases through 2008 for its new office and warehouse space.

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

12.  CONTINGENCIES AND RELATED PARTY TRANSACTIONS, CONTINUED

cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through September 30, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the six months ended September 30, 2002, the Company issued common stock valued at $33,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At September 30, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $25,000 and $29,000 in interest expense on related party notes payables for the six months ending September 30, 2002 and 2001, respectively.

13.  LETTER OF INTENT FOR SALE OF CERTAIN PRODUCTS AND TECHNOLOGY

     On June 17, 2002, the Company announced it had signed a letter of intent to sell certain technology and products from its Connectivity Products business segment to Raritan Computer, Inc ("Raritan"). Under the purchase contemplated by the letter of intent, Raritan would acquire the rights to produce, market and advance certain technology and products related to the Company's new family of Remote Console Management ("RCM") devices and potentially other products and software. Subsequent to completion of this transaction, the Company would retain a license for continued sales and support of its other products. Under the terms of the agreement, Raritan would purchase the technology and products for an undisclosed amount of cash. For a multi-year period, Raritan would pay the Company a royalty on revenues from current and subsequently developed products that use the Company's technology. On August 2, 2002, the Company announced that it was unable to reach a definitive agreement with Raritan. The Company will continue to evaluate the technology and products related to the RCM devices.

     The Company's primary focus will be on expanding identified opportunities in its Service and Support business segment.

14.  SUBSEQUENT EVENTS

     In September 2002, the lender holding the $2,500,000 note payable filed notice of its intent to call the note currently in default. The relief that the lender seeks could include foreclosure. On September 4, 2002, the Company signed a term sheet with an investor for a $2,500,000, 9% note that would mature in
October 2005. The proceeds from the 9% note would be used to pay off the original note payable. The term sheet calls for the investor to receive 6,500,000 warrants for the Company's common stock as well majority representation on the Company's board of directors. As result of obtaining the term sheet, the lender agreed to sign a standstill agreement whereby it agreed not to foreclose or in any other way hinder the operations of the Company. The standstill agreement will expire on December 6, 2002.

     On October 10, 2002, the Company received a service cancellation notice from its largest customer. Billings to the customer were $612,000 and $1,294,000 for the three and six month periods ending September 30, 2002, respectively. The Company has signed several service contracts with new customers in an effort to replace these billings; however, there can be no assurances that the revenue received from this significant customer can be completely replaced in the near term.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 2001
------------------

     During the three months ended September 30, 2002, the Company incurred a net loss of $9,725,000 on net sales of $1,499,000 compared to a net loss of $1,924,000 during the three months ended September 30, 2001 on net sales of $2,308,000.

     Net sales from the Service and Support segment decreased from $1,479,000 during the three months ended September 30, 2001 to $1,167,000 during the three months ended September 30, 2002. This decrease is primarily due to lower sales to the Company's largest customer. Net sales of Connectivity Products decreased from $829,000 during the three months ended September 30, 2001 to $332,000 during the three months ended September 30, 2002. The Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market.

     Cost of sales for Service and Support totaled $752,000, or 64% of Service and Support revenue (36% gross margin), for the three months ended September 30, 2002 compared to $975,000, or 66% of Service and Support revenue (34% gross margin), for the three months ended September 30, 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Cost of Connectivity Products totaled $277,000, or 83% of Connectivity Product sales (17% gross margin), for the three months ended September 30, 2002 compared to $531,000, or 64% of Connectivity Product sales (36% gross margin), for the three months ended September 30, 2001. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

operating costs that were not affected by the 60% reduction in product sales revenues. The Company recorded $270,000 and $50,000 reserves for inventory obsolescence and excess inventory during the three month ended September 30, 2002 and September 30, 2001, respectively.

     Selling, general and administrative ("SGA") expenses for the three months ended September 30, 2002 totaled $1,630,000 compared to $1,956,000 for the three months ended June 30, 2001. SGA expenses for Service and Support were $502,000 for the three months ended September 30, 2002 compared to $325,000 for the three months ended September 30, 2001. This increase of $177,000, or 54%, is the result of increased compensation costs. SGA expenses related to Connectivity Products decreased by $503,000 or 31% in the current year's three-month period. This decrease is attributable to the Company's cost containment efforts and an $855,000 non-cash charge the Company recorded for the issuance of 600,000 shares of common stock for consulting services during the three months ended September 30, 2001. These factors were partially offset by an accrual of $1,052,000 for the remaining payments on the Company's building lease, which was abandoned in September 2002.

     During the three months ended September 30, 2002, the Company recorded an $8,078,000 charge for goodwill impairment in accordance with FASB 142.

     Product development costs charged to expense for the three months ended September 30, 2002 totaled $126,000, or 8% of total net sales, compared to $406,000, or 17% of total net sales for the three month period ended September 30, 2001. The decrease of $280,000, or 69%, is primarily due the Company's decreased compensation costs and other cost containment efforts.

     Interest expense charged by others for the three months ended September 30, 2002 totaled $83,000 compared to $67,000 for the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company expensed $231,000 related to amortization of the discount on the 11%, $2,500,000 note payable. The discount became fully amortized during December 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2001
--------

     During the six months ended September 30, 2002, the Company incurred a net loss of $6,671,000 on net sales of $3,129,000 compared to a net loss of $2,696,000 during the six months ended September 30, 2001 on net sales of $5,077,000.

     Net sales from Service and Support segment decreased from $3,171,000 during the six months ended September 30, 2001 to $2,296,000 during the six months ended September 30, 2002. This decrease is primarily due to lower sales to the Company's largest three customers. The Company has signed several service contracts with new customers in an effort to replace these billings. Net sales of Connectivity Products decreased from $1,906,000 during the six months ended September 30, 2001 to $833,000 during the six months ended September 30, 2002. The Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market.

     Cost of sales for Service and Support totaled $1,549,000, or 67% of Service and Support revenue (33% gross margin), for the six months ended September 30, 2002 compared to $2,068,000, or 65% of Service and Support revenue (35% gross margin), for the six months ended September 30, 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Cost of Connectivity Products totaled $697,000, or 84% of Connectivity Product sales (16% gross margin), for the six months ended September 30, 2002 compared to $1,221,000, or 64% of Connectivity Product sales (36% gross margin), for the six months ended September 30, 2001. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed operating costs that were not affected by the 56% reduction in product sales revenues. The Company recorded

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

$510,000 and $84,000 reserves for inventory obsolescence and excess inventory during the six month ended September 30, 2002 and September 30, 2001, respectively.

     Selling, general and administrative ("SGA") expenses for the six months ended September 30, 2002 totaled $2,360,000 compared to $2,981,000 for the six months ended September 30, 2001. SGA expenses for Service and Support were $845,000 for the six months ended September 30, 2002 compared to $617,000 for the six months ended September 30, 2001. This increase of $228,000, or 37%, is the result of increased compensation costs. SGA expenses related to Connectivity Products decreased by $849,000 or 36% in the current year's six-month period. This decrease is attributable to the Company's cost containment efforts and a $1,071,000 non-cash charges the Company recorded for the issuance of 868,000 shares of common stock for consulting services during the six months ended September 30, 2001. These factors were partially offset by an accrual of $1,052,000 for the remaining payments on the Company's building lease, which was abandoned in September 2002.

     During the six months ended September 30, 2002, the Company recorded an $8,078,000 charge for goodwill impairment in accordance with FASB 142.

     During the six months ended September 30, 2002, the Company wrote off the net book value of its Connectivity Products long-lived assets in accordance with FASB 144. The write off totaled $465,000 for that segment's property and equipment and capitalized software costs.

     Product development costs charged to expense for the six months ended September 30, 2002 totaled $394,000, or 13% of total net sales, compared to $792,000, or 16% of total net sales for the six month period ended September 30, 2001. The decrease of $398,000, or 50%, is primarily due the Company's decreased compensation costs and other cost containment efforts.

     Interest expense charged by others for the six months ended September 30, 2002 totaled $163,000 compared to $144,000 for the six months ended September 30, 2001. Also during the six months ended September 30, 2001, the Company expensed $455,000 related to amortization of the discount on the 11%, $2,500,000 note payable. The discount became fully amortized during December 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The accompanying consolidated financial statements as of and for the six months ended September 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company had a working capital deficiency of $5,038,000. As of September 30, 2002, the Company has $2,936,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of November 14, 2002, the Company is in default of its 11% $2,500,000 note payable and, in September 2002, the lender filed notice of its intent to call the note. There can be no assurances that the lender will not take legal action to collect amounts due. Finally, on October 10, 2002, the Company received a service contract cancellation notice from its largest customer (See Note 14). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the six months ended September 30, 2002, the Connectivity Products business segment had an operating loss of $2,748,000 on revenue of $833,000. For the same period, the Service and Support business segment had an operating loss of $98,000 (before a $8,078,000 goodwill impairment charge) on revenue of $2,296,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to attempt to sell certain products and technology related to the Company's family of remote console

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

products. Management is also in the process of evaluating the remaining products of the Connectivity Products business segment in order to determine which, if any, of those products will be discontinued or if any assets will be sold.

     The revenue during the three months ended September 30, 2002 for the Service and Support segment was $1,167,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

     Cash used by operating activities amounted to $46,000 during the six months ended September 30, 2002 compared cash used by operating activities of $312,000 during the six months ended September 30, 2001. A portion of the cash consumed by operating losses for the six months ended September 30, 2002 was offset by decreases in accounts receivable and inventory and the write down of goodwill and other long-lived assets.

     Cash used in investing activities amounted to $5,000 during the six months ended September 30, 2002 compared to cash used in $51,000 for the six months ended September 30, 2001.

     Cash provided by financing activities amounted to $81,000 during the six months ended September 30, 2002 compared to cash provided by financing activities of $195,000 during the six months ended September 30, 2001. The Company had cash inflows from the issuance of preferred and common stock.

     Working capital deficit amounted to $7,338,000 at September 30, 2002 compared to $5,038,000 at March 31, 2002. The ratio of current assets to current liabilities at September 30, 2002 was 0.11 to 1.00 compared to 0.27 to 1.00 at March 31, 2002.

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

OPERATING LEASES - These leases generally are entered into only for non-strategic investments (e.g., warehouse and office space) where the economic profile is favorable. In August 2002, the Company defaulted on the lease of its primary office space and moved out of such space. At the time, the Company had $1,052,000 due in remaining payments on this building lease and has accrued this amount in the accompanying financial statements. The Company is currently in negotiations with the landlord to settle the remaining obligations. The Company has $1,075,000 due on leases through 2008 for its new office and warehouse space.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through September 30, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the six months ended September 30, 2002, the Company issued common stock valued at $33,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At September 30, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $25,000 and $29,000 in interest expense on related party notes payables for the six months ending September 30, 2002 and 2001, respectively.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(c) During the three months ended September 30, 2002, the Company allowed the redemption of 8,013 shares of Preferred Stock for 136,221 shares of Common Stock. During the three months ended September 30, 2002, the Company issued 140,000 shares of Common Stock to an accredited investor, who acquired the shares as an investment. During the three months ended September 30, 2002, the Company issued 30,000 shares of common stock as compensation for consulting services. See Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. The Company relied on Section 4(2) of the Securities Act of 1933 in the private placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Company's $2,500,000 note payable became due on April 29, 2002, and is currently in default. Accrued interest owed on this note through November 14, 2002, is approximately $261,000. There can be no assurances that the lender will not take legal action to collect amounts due.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

10.101    Statement  furnished  pursuant to Section 906 of Sarbanes-Oxley Act of
          2002.

10.102 Amended and Restated Employment Agreement between the Company and Eugene L. Bebeau dated November 1, 2001.

10.103    Amended and Restated Employment Agreement between the Company and John
          W. Smith dated November 1, 2001.

(b)       Report on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYMBIAT, INC. AND SUBSIDIARY


Date: November 14, 2002                 By: /s/ John W. Smith
                                            ------------------
                                            John W. Smith
                                            President
                                            (Principal Executive Officer)


                                        By: /s/ E. Leo Bebeau
                                            ------------------
                                            E. Leo Bebeau
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)