Form 10QSB/A
period 2002-09-30
COMPUTONE CORP
filed 2002-11-15
CIK 819479

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

                         PART I - FINANCIAL INFORMATION

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         For the six months ended
                                                                                         -------------------------
                                                                                        September 30,  September 30,
                                                                                            2002           2001
                                                                                         ----------     ----------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $  (11,110)    $   (2,696)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Stock issued for selling, general and adminstrative expenses                              33            855
       Depreciation and amortization                                                             98            655
       Provision for uncollectible accounts receivable                                           --              9
       Provision for inventory reserve                                                          510             84
       Impairment of goodwill                                                                 8,078             --
       Impairment of certain long-lived assets                                                  465             --
       Provision for lease liability                                                          1,052             --
       Changes in current assets and current liabilities
          Receivables                                                                           166            112
          Inventories                                                                           334            397
          Prepaid expenses and other                                                             (7)           170
          Accounts payable and accrued liabilities                                              335            102
                                                                                         ----------     ----------

Net cash used in operations                                                                     (46)          (312)
                                                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalization of software costs                                                              --            (18)
   Capital expenditures                                                                          (5)           (33)
                                                                                         ----------     ----------

Net cash used in investing activities                                                            (5)           (51)
                                                                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                             --            200
  Repayment of debt                                                                             (77)           (58)
  Net repayments under lines of credit                                                           (6)          (587)
  Proceeds from issuance of preferred stock                                                      80            686
  Cost associated with the issuance of preferred stock                                           --            (46)
  Proceeds from issuance of common stock                                                         84             --
                                                                                         ----------     ----------

Net cash provided by financing activities                                                        81            195
                                                                                         ----------     ----------

Net increase (decrease) in cash and cash equivalents                                             30           (168)
Cash and cash equivalents, beginning of year                                                     70            264
                                                                                         ----------     ----------
Cash and cash equivalents, end of period                                                 $      100     $       96
                                                                                         ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                         $       77     $       77
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Preferred stock issued for settlement of accounts payable and accrued liabilities    $       --     $      100
    Warrants associated with the issuance of preferred stock                                     --             46
    Dividend associated with preferred stock beneficial conversion feature                        5            143
    Preferred stock issued for dividends                                                         44             22
    Common stock issued for settlement of debt                                                   --            128
    Common stock issued for settlement of accounts payable                                       --              3
    Common stock issued for selling, general and adminstrative expenses                          27            855

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