Form 10QSB
period 2002-12-31
COMPUTONE CORP
filed 2003-02-14
CIK 819479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three months ended December 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,396,521 shares of common stock on February 3, 2003.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                                  SYMBIAT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited  Consolidated  Balance  Sheets as of December
          31, 2002 and March 31, 2002                                          3

          Unaudited Consolidated Statements of Operations for the
          three months  ended  December 31, 2002 and December 31,
          2001                                                                 4

          Unaudited Consolidated Statements of Operations for the
          nine months  ended  December  31, 2002 and December 31,
          2001                                                                 5

          Unaudited Consolidated Statements of Cash Flows for the
          nine months  ended  December  31, 2002 and December 31,
          2001                                                                 6

          Notes to Unaudited Consolidated Financial Statements                 7

ITEM 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                                 15

ITEM 3.   Controls and Procedures                                             20

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   21

ITEM 2.   Changes in Securities                                               21

ITEM 3.   Defaults Upon Senior Securities                                     21

ITEM 6.   Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                    December 31, 2002     March 31, 2002
                                                                    -----------------    -----------------
                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $         57         $         70
    Receivables, net of allowance for doubtful accounts of
       $94 as of December 31, 2002 and $92 as of March 31, 2002                 190                  490
    Inventories, net                                                            129                1,257
    Prepaid expenses and other                                                   52                   83
                                                                       ------------         ------------
Total current assets                                                            428                1,900

Property and equipment, net                                                      38                  393

Goodwill                                                                         --                8,078

Software development costs, net of accumulated amortization
   of $304 as of March 31, 2002                                                  --                  211

Other                                                                            25                    7
                                                                       ------------         ------------

TOTAL ASSETS                                                           $        491         $     10,589
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                            $      1,171         $      1,815
    Accrued liabilities:
         Deferred maintenance revenue                                           592                  906
         Accrued lease liability                                              1,052                   --
         Interest                                                               502                  215
         Other                                                                1,007                  932
   Line of credit                                                                30                   57
   Notes payable to stockholders                                                483                  413
   Current maturities of long-term debt                                       2,603                2,600
                                                                       ------------         ------------
Total current liabilities                                                     7,440                6,938

Long-term debt, less current maturities                                          --                  100
                                                                       ------------         ------------

Total liabilities                                                             7,440                7,038
                                                                       ------------         ------------

Commitments and contingencies

Series A redeemable convertible preferred stock, $10 stated
  value; 400,000 shares authorized; 123,229 and 107,437 shares issued and outstanding, as of December 31, 2002 and March 31,
  2002, respectively                                                          1,049                  982
                                                                       ------------         ------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
  16,896,521 and 14,469,200 shares issued and outstanding,
   as of December 31, 2002 and March 31, 2002, respectively                     169                  145
  Additional paid-in capital                                                 61,520               60,974
  Accumulated deficit                                                       (69,687)             (58,550)
                                                                       ------------         ------------
Total stockholders' equity                                                   (7,998)               2,569
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        491         $     10,589
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

                                                                          For the three months ended
                                                                    --------------------------------------
                                                                    December 31, 2002    December 31, 2001
                                                                    -----------------    -----------------
                                                                       (unaudited)
Revenues:
     Service and support                                               $      1,000         $      1,281
     Connectivity products                                                      380                  806
                                                                       ------------         ------------
                                                                              1,380                2,087
                                                                       ------------         ------------
Expenses:
     Cost of service and support                                                615                  826
     Cost of connectivity products                                              283                  438
     Provision for inventory reserve                                             72                   26
     Selling, general and administrative                                      1,045                1,269
     Product development                                                         54                  337
                                                                       ------------         ------------
                                                                              2,069                2,896
                                                                       ------------         ------------

Operating loss                                                                 (689)                (809)

Other  income (expense):
     Gain on settlement of accounts payable                                     833                   --
     Loan discount amortization                                                  --                 (237)
     Interest expense - affiliates                                              (13)                  (7)
     Interest expense - other                                                   (85)                 (79)
     Other income (expense)                                                      (1)                  (1)
                                                                       ------------         ------------

Income (loss) before income taxes                                                45               (1,133)

Provision for income taxes                                                       --                   --
                                                                       ------------         ------------

Net income (loss)                                                                45               (1,133)

Preferred stock dividend, including beneficial conversion
   amount of $38 in three months ended December 31, 2001                        (23)                 (54)
                                                                       ------------         ------------

Net income (loss) available to common stockholders                     $         22         $     (1,187)
                                                                       ============         ============

Income (loss) per common share - basic and diluted                     $       0.00         $      (0.09)
                                                                       ============         ============

Weighted average shares outstanding - basic and diluted                      15,448               13,752
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

                                                                          For the nine months ended
                                                                    --------------------------------------
                                                                    December 31, 2002    December 31, 2001
                                                                    -----------------    -----------------
                                                                       (unaudited)
Revenues:
     Service and support                                               $      3,296         $      4,452
     Connectivity products                                                    1,213                2,712
                                                                       ------------         ------------
                                                                              4,509                7,164
                                                                       ------------         ------------
Expenses:
     Cost of service and support                                              2,164                2,894
     Cost of connectivity products                                              980                1,659
     Provision for inventory reserve                                            582                  110
     Selling, general and administrative                                      3,405                4,250
     Impairment of goodwill                                                   8,078                   --
     Impairment of certain long-lived assets                                    465                   --
     Product development                                                        448                1,129
                                                                       ------------         ------------
                                                                             16,122               10,042
                                                                       ------------         ------------

Operating loss                                                              (11,613)              (2,878)

Other  income (expense):
     Gain on settlement of accounts payable                                     833                   --
     Loan discount amortization                                                  --                 (692)
     Interest expense - affiliates                                              (38)                 (43)
     Interest expense - other                                                  (248)                (223)
     Other income                                                                 1                    7
                                                                       ------------         ------------

Loss before income taxes                                                    (11,065)              (3,829)

Provision for income taxes                                                       --                   --
                                                                       ------------         ------------

Net loss                                                                    (11,065)              (3,829)

Preferred stock dividend,  including beneficial conversion amount of $ 5 and $181 in nine months ended
   December 31, 2002 and December 31, 2001, respectively                        (72)                (219)
                                                                       ------------         ------------

Net loss available to common stockholders                              $    (11,137)        $     (4,048)
                                                                       ============         ============

Loss per common share - basic and diluted                              $      (0.75)        $      (0.31)
                                                                       ============         ============

Weighted average shares outstanding - basic and diluted                      14,934               13,214
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

                         PART I - FINANCIAL INFORMATION

                          Symbiat, Inc. and Subsidiary
                 (Formerly Computone Corporation and Subsidiary)
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          For the nine months ended
                                                                    --------------------------------------
                                                                    December 31, 2002    December 31, 2001
                                                                    -----------------    -----------------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $    (11,065)        $     (3,829)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Stock issued for selling, general and adminstrative expenses             276                1,071
       Depreciation and amortization                                            107                  985
       Provision for uncollectible accounts receivable                            9                   27
       Provision for inventory reserve                                          582                  110
       Impairment of goodwill                                                 8,078                   --
       Impairment of certain long-lived assets                                  465                   --
       Provision for lease liability                                          1,052                   --
       Changes in current assets and current liabilities
          Receivables                                                           291                  557
          Inventories                                                           546                  474
          Prepaid expenses and other                                             13                  222
          Accounts payable and accrued liabilities                             (596)                 (59)
                                                                       ------------         ------------
Net cash used in operations                                                    (242)                (442)
                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalization of software costs                                              --                  (98)
   Capital expenditures                                                          (6)                 (39)
                                                                       ------------         ------------
Net cash used in investing activities                                            (6)                (137)
                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                             70                  200
  Repayment of debt                                                             (77)                 (58)
  Net repayments under lines of credit                                          (27)                (525)
  Proceeds from issuance of preferred stock, net of issuance costs               80                  739
  Proceeds from issuance of common stock                                        189                   --
                                                                       ------------         ------------
Net cash provided by financing activities                                       235                  356
                                                                       ------------         ------------

Net increase (decrease) in cash and cash equivalents                            (13)                (223)
Cash and cash equivalents, beginning of year                                     70                  264
                                                                       ------------         ------------
Cash and cash equivalents, end of period                               $         57         $         41
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                          $         77         $        154

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Preferred stock issued for settlement of accounts payable
      and accrued liabilities                                          $         --         $        100
    Warrants associated with the issuance of preferred stock                     --                   46
    Dividend associated with preferred stock beneficial
      conversion feature                                                          5                  181
    Preferred stock issued for dividends                                         67                   38
    Common stock issued for settlement of debt                                   20                  303
    Common stock issued for settlement of accounts payable                       --                    8
    Common stock issued for selling, general and
      adminstrative expenses                                                    276                1,071

        See accompanying notes to the consolidated financial statements.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

     The financial statements presented herein as of December 31, 2002 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements as of and for the nine months ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company had a working capital deficiency of $5,038,000. As of December 31, 2002, the Company has $3,086,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of March 31, 2002, the Company was in default of its 11% $2,500,000 note payable and, in September 2002, the lender filed notice of its intent to call the note. On October 2, 2002, the lender signed a standstill agreement to forego, until December 6, 2002, any further actions until the Company obtains funds from a new lender. The agreement expired

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

2.   GOING CONCERN UNCERTAINTY, CONTINUED

on December 6, 2002 without an accord being reached. On December 18, 2002, the Company and the holder of the 11% notes payable signed a memorandum of understanding to extend the standstill agreement until April 1, 2003 so the Company could attempt to raise up to $2,000,000 from a rights offering (See Note
14).  Finally,  on October 10,  2002,  the Company  received a service  contract cancellation from its largest customer. There can be no assurances that the lender will not take legal action to collect amounts due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the nine months ended December 31, 2002, the Connectivity Products business segment had an operating loss of $3,127,000 on revenue of $1,213,000. For the same period, the Service and Support business segment had an operating loss of $408,000 (before a $8,078,000 goodwill impairment charge) on revenue of $3,296,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to sell certain products and technology related to the Company's family of remote console products (See Note 13).

     The revenue during the nine months ended December 31, 2002 for the Service and Support segment was $3,296,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

     Raw materials that have no planned production life or exceed 12 months of anticipated supply are deemed excess and are fully reserved. Reserves are also established as necessary for excess, obsolete, and non-salable finished goods. Inventories are recorded in the accompanying consolidated balance sheet net of a reserve for excess, obsolete, and non-salable items of $493,000 and $705,000 at December 31, 2002 and March 31, 2002, respectively. On October 5, 2002, the Company reached a settlement with a vendor whereby certain inventory items would be made available for no additional cash outlay. As a result of this settlement, the Company recorded a $599,000 gain on the settlement of liabilities. The Company recorded $582,000 and $110,000 of provisions for inventory obsolescence and excess inventory quantities during the nine months ended December 31, 2002 and December 31, 2001, respectively.

     Inventories, net of a reserve for obsolete, excess and non-salable items, consisted of the following at December 31, 2002 and March 31, 2002 (in thousands):

                                                    DECEBMER 31,   MARCH 31,
                                                        2002         2002
                                                      --------     --------
     Inventories:
       Finished goods                                 $     58     $    313
       Work in process                                      --          134
       Raw materials                                        71          810
                                                      --------     --------
                                                      $    129     $  1,257
                                                      ========     ========

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of computing diluted EPS, the Company excluded the effects of outstanding common stock options, warrants and the conversion of Preferred Stock totaling 4,890,631 and 4,573,066 as of December 31, 2002 and 2001, respectively, as their effect is anti-dilutive. As a result of the sale of Preferred Stock (see Note 9), the Company paid dividends in Preferred Stock totaling $67,000 and $38,000 during the nine months ended December 31, 2002 and 2001, respectively, and recorded $5,000 and $181,000 of dividends associated with the Preferred Stock's beneficial conversion feature during the nine months ended December 31, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

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

7.   LONG-TERM DEBT AND LINE OF CREDIT

     On June 28, 2000, the Company entered into an agreement with a lender to issue a $2,500,000, 11% note payable that became due in December 2001 (the "Note") the proceeds of which were used to fund an acquisition of a business segment. In March 2002, the Company had the Note's maturity date extended to April 29, 2002. As consideration for the extension, the Company issued the lender 100,000 shares of its common stock. As of March 31, 2002, the Company was in default of its 11% $2,500,000 note payable and, in September 2002, the lender filed notice of its intent to call the note. On October 2, 2002, the lender signed a standstill agreement to forego any further actions until the Company closes with another lender. The agreement expired on December 6, 2002 without an accord being reached. On December 18, 2002, the Company and the holder of the 11% notes payable signed a memorandum of understanding to extend the standstill agreement until April 1, 2003 so the Company could attempt to raise up to $2,000,000 from a rights offering. There can be no assurances that the lender will not take legal action to collect amounts due. In connection with the issuance of the Note on June 28, 2000, the Company issued a warrant to purchase 392,577 shares of its common stock exercisable at $3.25 per share. The warrant is currently exercisable in whole or in part and expires in June 2003. The agreement called for the warrant exercise price to be adjusted in the event the Company issued any additional shares of common stock, warrants or options exercisable at less than the $3.25 per share price. Exercise of the warrant may be either in cash or by surrender of the warrant to the Company in exchange for the Company's common stock equal to the value of the warrants as defined in the warrant agreement. The fair value of the warrant of $1,328,000, determined through the use of the Black Sholes valuation model, was accounted for as additional paid-in-capital (debt discount) and was fully expensed through the note's original maturity date in December 2001.

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

     On October 29, 2001, the Company entered into a $750,000 factoring agreement with a lender. The agreement enables the Company to factor selected accounts receivable invoices with the lender with full recourse against the Company and bears interest at prime plus 3% with a minimum interest rate of 8%. The Company will factor the selected invoices for an initial advance of 80% the total invoice balance and will be charged a .30% to 3.00% factoring charge depending on the number of days the invoices remain outstanding. At December 31, 2002, the Company had $30,000 in outstanding borrowings leaving less than $10,000 available for borrowing under the factoring agreement.

8.   GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

8.   GOODWILL, CONTINUED

continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets". SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. As of April 1, 2001, the Company adopted SFAS No. 142. The provisions of this accounting standard also require the completion of a transitional impairment test within nine months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at April 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. The Company elected March 31 as the date to perform its annual impairment test under provisions of SFAS 142 and performed such a test as of March 31, 2002. As a result, the Company completed the test as of March 31, 2002 and determined that there was no impairment of recorded goodwill at that date. SFAS 142 states that goodwill should be tested for impairment between annual test dates if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The loss of its largest customer and well as the notice from a lender of its intent to call a note currently in default caused the Company to evaluate recorded goodwill for impairment. The conclusion of these evaluations was that the fair value associated with the Service and Support segment could no longer support the associated goodwill. As a result, the Company recorded an impairment loss of $8.1 million in the three months ended September 30, 2002.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

     In March 2001, the Company's board of directors authorized the issuance of up to 400,000 shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $10 per share plus accrued but unpaid dividends. The Preferred Stock provides for dividends equal to $.60 per share per annum paid quarterly commencing June 30, 2001, increasing to $.80 per share per annum 120 days after issuance of the Preferred Stock if the shares issuable upon conversion to common stock are not then registered for resale and remaining at $.80 per share until such common stock is registered. Between March 31, 2001 and February 28, 2003, the Company has the option to pay dividends in shares of the Company's Preferred Stock at $10 per share. Dividends are cumulative and have preference over payments on any of the Company's other equity securities. The final dividend of the Company's Preferred Stock was completed as of the three months ended December 31, 2002 (See Note 14).

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

     During June 2002, the Company issued 8,000 shares of Preferred Stock valued at $80,000 for cash proceeds of $80,000. During the nine months ended December 31, 2002, the Company issued 15,807 shares of Preferred Stock to pay dividends earned during that period. The issuance of Preferred Stock resulted in the Company recording $5,000 and $181,000 in dividends associated with the Preferred Stock's beneficial conversion feature

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK, CONTINUED

during the three months ended December 31, 2002 and 2001, respectively. The beneficial conversion feature was accounted for as an increase to accumulated deficit and an increase to additional paid-in capital.

     During the nine months ended December 31, 2002, the Company issued 30,000 shares of common stock valued at $5,000 for consulting services. The Company recorded the expense in the period the shares were issued. The consultant, who happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman, provides services concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition. During the three months ended December 31, 2002, the Company issued 754,600 shares of common stock valued at $243,000 to seven vendors for selling, general and administrative expenses. During the three months ended December 31, 2002, the Company issued 1,052,500 shares of its common stock for $105,000 in cash. Also during the three months ended December 31, 2002, the Company issued 200,000 shares of common stock valued at $20,000 for the settlement of notes payable.

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

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

10.  NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective beginning in the quarter ended March 29, 2003 The Company has reviewed the provisions of SFAS No. 148, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

11.  SEGMENT INFORMATION

     The Company identifies its reportable segments based on the segment's product offerings. Segment information for the three and nine months ended December 31, 2002 and 2001, respectively, is as follows:

                                        Connectivity    Service     Consolidated
                                          Products    and Support      Totals
                                         -----------  ------------- ------------

     THREE MONTHS ENDED DECEMBER 31, 2002
     Revenue                               $   380      $ 1,000       $ 1,380
     Operating income (loss)                  (378)        (311)         (689)
     Total assets                              224          267           491

     NINE MONTHS ENDED DECEMBER 31, 2002
     Revenue                               $ 1,213      $ 3,296       $ 4,509
     Operating income (loss)                (3,127)      (8,486)      (11,613)
     Total assets                              224          267           491

     THREE MONTHS ENDED DECEMBER 31, 2001
     Revenue                               $   806      $ 1,281       $ 2,087
     Operating income (loss)                  (893)          84          (809)
     Total assets                            2,329        8,851        11,180

     NINE MONTHS ENDED DECEMBER 31, 2001
     Revenue                               $ 2,712      $ 4,452       $ 7,164
     Operating income (loss)                (3,448)         570        (2,878)
     Total assets                            2,329        8,851        11,180

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

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

12.  CONTINGENCIES AND RELATED PARTY TRANSACTIONS, CONTINUED

PURCHASE COMMITMENTS - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current markets. The Company does not believe such commitments will have a materially adverse affect on the Company.

LEGAL PROCEEDINGS - On October 15, 2002, Darrin Sherrill, the Company's former general manager, filed an action against the Company in the Superior Court of Forsyth County, Georgia asserting that the Company breached his employment agreement, conspired to obstruct Mr. Sherrill's registration of the Company's common stock, and defamed Mr. Sherrill to the Company's employees. Mr. Sherrill seeks an unspecified amount of damages. On October 25, 2002, the Company filed a counterclaim against Mr. Sherrill in the Superior Court of Forsyth County, Georgia asserting that Mr. Sherrill improperly induced the Company's customers and employees to end their relationships with the Company and join Mr. Sherrill in his new venture. Additionally, the Company asserted that Mr. Sherrill plotted to misappropriate the Company's trade secrets and proprietary software. The Company seeks an unspecified amount of damages. It is presently the intent of the Company's management to move toward a settlement of these matters. There can be no assurance the Company will not be adversely affected by these proceedings.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through December 31, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

RELATED PARTY TRANSACTIONS - During the nine months ended December 31, 2002, the Company issued common stock valued at $38,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At December 31, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $38,000 and $43,000 in interest expense on related party notes payables for the nine months ending December 31, 2002 and 2001, respectively.

13.  SALE OF CERTAIN PRODUCTS AND TECHNOLOGY

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

     On January 30, 2003, the Company signed an asset purchase agreement to sell certain technology and products from its Connectivity Products business segment to Altura XL, LLC ("Altura"). Under the asset purchase agreement, Altura agreed to pay the Company $102,500 and acquired all right, title and interest in the Company's RAS2000 product line.

     The Company's primary focus will be on expanding identified opportunities in its Service and Support business segment.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

14.  SUBSEQUENT EVENTS

     In January 2003, the company initiated a vote of the Preferred Stock shareholders to amend its certificate of designation to eliminate the Preferred Stock dividend. The Company's articles of incorporation require an affirmative vote of the 60% of the Preferred Stock shareholders to amend its certificate of designation. On January 31, 2003, the Company officially collected 73.55% votes in the affirmative. In consideration for the elimination of the dividend, the Preferred Stock conversion rate has been changed from seventeen shares of common stock for each share of Preferred Stock to thirty-three and one-third shares of Common Stock for each share of Preferred Stock.

     On February 3, 2003, the Company announced a shareholder Rights Offering Program. Under the Program, current shareholders are entitled to purchase additional shares of the Company's common stock on a 1 for 3 basis at $.30 per share. The primary intents of this Rights Offering is to raise up to $2,000,000 in order to reduce the Company's debt (and the related interest expenses) and provide working capital for the implementation of operating efficiencies. The Company's primary lender has agreed to extend the maturity date of its $2.5 million loan for an additional two years, to April 1, 2005, upon the successful completion of this Rights Offering. The Company understands that the success of this Rights Offering Program is not guaranteed. A minimum level of participation is required, and failure to reach that threshold may cause the program to be cancelled.


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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 2001
--------

     During the three months ended December 31, 2002, the Company had net income of $45,000 on net sales of $1,380,000 compared to a net loss of $1,133,000 during the three months ended December 31, 2001 on net sales of $2,087,000.

     Net sales from the Service and Support segment decreased from $1,281,000 during the three months ended December 31, 2001 to $1,000,000 during the three months ended December 31, 2002. This decrease is primarily due to lower sales to the Company's largest customer. Net sales of Connectivity Products decreased from $806,000 during the three months ended December 31, 2001 to $380,000 during the three months ended December 31, 2002.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

The Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market.

     Cost of sales for Service and Support totaled $615,000, or 62% of Service and Support revenue (38% gross margin), for the three months ended December 31, 2002 compared to $826,000, or 65% of Service and Support revenue (35% gross margin), for the three months ended December 31, 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Cost of Connectivity Products totaled $283,000, or 74% of Connectivity Product sales (26% gross margin), for the three months ended December 31, 2002 compared to $438,000, or 54% of Connectivity Product sales (46% gross margin), for the three months ended December 31, 2001. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed operating costs that were not affected by the 53% reduction in product sales revenues. The Company recorded $72,000 and $26,000 reserves for inventory obsolescence and excess inventory during the three month ended December 31, 2002 and December 31, 2001, respectively.

     Selling, general and administrative ("SGA") expenses for the three months ended December 31, 2002 totaled $1,045,000 compared to $1,269,000 for the three months ended December 31, 2001. SGA expenses for Service and Support were $696,000 for the three months ended December 31, 2002 compared to $371,000 for the three months ended December 31, 2001. This increase of $325,000, or 88%, is the result of increased compensation costs, legal expenses and consultant fees. SGA expenses related to Connectivity Products decreased from $898,000 to $349,000, or 61%, in the current year's three-month period. This decrease is attributable to the Company's cost containment efforts and a $216,000 non-cash charge the Company recorded for the issuance of 268,000 shares of common stock for consulting services during the three months ended December 31, 2001. These factors were partially offset by a $243,000 non-cash charge the Company recorded for the issuance of 754,600 shares of common stock for consulting services and legal expenses during the three months ended December 31, 2002.

     Product development costs charged to expense for the three months ended December 31, 2002 totaled $54,000, or 4% of total net sales, compared to $337,000, or 41% of total net sales for the three month period ended December 31, 2001. The decrease of $283,000, or 84%, is primarily due the Company's decreased compensation costs and other cost containment efforts.

     During the three months ended December 31, 2002, the Company recorded $833,000 gain from the settlement of $900,000 of accounts payable and accrued liabilities for cash payments totaling $67,000. During the three months ended December 31, 2001, the Company expensed $237,000 related to amortization of the discount on the 11%, $2,500,000 note payable. The discount became fully amortized during December 2001. Interest expense charged by others for the three months ended December 31, 2002 totaled $85,000 compared to $79,000 for the three months ended December 31, 2001.

NINE MONTHS ENDED  DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 2001
--------

     During the nine months ended December 31, 2002, the Company incurred a net loss of $11,299,000 on net sales of $4,509,000 compared to a net loss of $3,829,000 during the three months ended December 31, 2001 on net sales of $7,164,000.

     Net sales from Service and Support segment decreased from $4,452,000 during the nine months ended December 31, 2001 to $3,296,000 during the nine months ended December 31, 2002. This decrease is primarily due to lower sales to the Company's largest three customers. The Company has signed several service contracts with new customers in an effort to replace these billings. Net sales of Connectivity Products decreased from $2,712,000

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

during the nine months ended December 31, 2001 to $1,213,000 during the nine months ended December 31, 2002. The Company continues to experience a decline in sales of its legacy products resulting in reduced revenues due to erosion in the asynchronous product market.

     Cost of sales for Service and Support totaled $2,164,000, or 66% of Service and Support revenue (34% gross margin), for the nine months ended December 31, 2002 compared to $2,894,000, or 65% of Service and Support revenue (35% gross margin), for the nine months ended December 31, 2001. This segment's gross margin is dependent on product costs, product or service mix, and vendor costs, all of which fluctuate from period to period. Cost of Connectivity Products totaled $980,000, or 81% of Connectivity Product sales (19% gross margin), for the nine months ended December 31, 2002 compared to $1,659,000, or 61% of Connectivity Product sales (39% gross margin), for the nine months ended December 31, 2001. The decrease in gross margin in the current year period on Connectivity Products compared to the prior year period is primarily due to the continuation of certain fixed operating costs that were not affected by the 55% reduction in product sales revenues. The Company recorded $582,000 and $110,000 reserves for inventory obsolescence and excess inventory during the nine month ended December 31, 2002 and December 31, 2001, respectively.

     SGA expenses for the nine months ended December 31, 2002 totaled $3,405,000 compared to $4,250,000 for the nine months ended December 31, 2001. SGA expenses for Service and Support were $1,541,000 for the nine months ended December 31, 2002 compared to $988,000 for the nine months ended December 31, 2001. This increase of $553,000, or 57%, is the result of result of increased compensation costs, legal expenses and consultant fees. SGA expenses related to Connectivity Products from $3,262,000 to $1,864,000, or 43%, in the current year's nine-month period. This decrease is attributable to the Company's cost containment efforts and a $1,071,000 non-cash charges the Company recorded for the issuance of 868,000 shares of common stock for consulting services during the nine months ended December 31, 2001. These factors were partially offset by an accrual of $1,052,000 for the remaining payments on the Company's building lease, which was abandoned in September 2002 and a $243,000 non-cash charge the Company recorded for the issuance of 754,600 shares of common stock for consulting services and legal expenses during the three months ended December 31, 2002.

     During the nine months ended December 31, 2002, the Company recorded an $8,078,000 charge for goodwill impairment in accordance with FASB 142.

     During the nine months ended December 31, 2002, the Company wrote off the net book value of its Connectivity Products long-lived assets in accordance with FASB 144. The write off totaled $465,000 for that segment's property and equipment and capitalized software costs.

     Product development costs charged to expense for the nine months ended December 31, 2002 totaled $448,000, or 10% of total net sales, compared to $1,129,000, or 16% of total net sales for the nine month period ended December 31, 2001. The decrease of $681,000, or 60%, is primarily due the Company's decreased compensation costs and other cost containment efforts.

     During the three months ended December 31, 2002, the Company recorded $833,000 gain from the settlement of $900,000 of accounts payable and accrued liabilities for cash payments totaling $67,000. During the nine months ended December 31, 2001, the Company expensed $692,000 related to amortization of the discount on the 11%, $2,500,000 note payable. The discount became fully amortized during December 2001. Interest expense charged by others for the nine months ended December 31, 2002 totaled $248,000 compared to $223,000 for the nine months ended December 31, 2001.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The accompanying consolidated financial statements as of and for the nine months ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During fiscal 2002, the Company incurred net losses of $5,262,000, operating cash flow deficiencies of $781,000, and as of March 31, 2002, the Company had a working capital deficiency of $5,038,000. As of December 31, 2002, the Company has $3,106,000 in outstanding principal on notes payable that matures during fiscal 2003. In addition, as of March 31, 2002, the Company was in default of its 11% $2,500,000 note payable and, in September 2002, the lender filed notice of its intent to call the note. On October 2, 2002, the lender signed a standstill agreement to forego, until December 6, 2002, any further actions until the Company obtains funds from a new lender. The agreement expired on December 6, 2002 without an accord being reached. On December 18, 2002, the Company and the holder of the 11% notes payable signed a memorandum of understanding to extend the standstill agreement until April 1, 2003 so the Company can attempt to raise up to $2,000,000 from a rights offering (See Note 14). There can be no assurances that the lender will not take legal action to collect amounts due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the nine months ended December 31, 2002, the Connectivity Products business segment had an operating loss of $3,127,000 on revenue of $1,213,000. For the same period, the Service and Support business segment had an operating loss of $408,000 (before a $8,078,000 goodwill impairment charge) on revenue of $3,296,000. To address the continuing operating losses in the Connectivity Products segment, management has decided to sell certain products and technology related to the Company's family of remote console products (See Note 13).

     The revenue during the nine months ended December 31, 2002 for the Service and Support segment was $3,296,000. Due to the growth potential of this business segment, the company's primary focus will be on expanding identified opportunities in the Service and Support segment.

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

     For last several months, the Company has also been investing in additions and enhancements to its service call software to more effectively and efficiently manage customer accounts as well as allow for significant expansion for depot repair service.

     Cash used by operating activities amounted to $242,000 during the nine months ended December 31, 2002 compared to cash used by operating activities of $442,000 during the nine months ended December 31, 2001. A portion of the cash consumed by operating losses for the nine months ended December 31, 2002 was offset by increases in accounts payable and accrued liabilities.

     Cash used in investing activities amounted to $6,000 during the nine months ended December 31, 2002 compared to cash used of $137,000 for the nine months ended December 31, 2001.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

     Cash provided by financing activities amounted to $235,000 during the nine months ended December 31, 2002 compared to cash provided by financing activities of $356,000 during the nine months ended December 31, 2001. The Company had cash inflows from the issuance of debt, preferred and common stock.

     Working capital deficit amounted to $7,012,000 at December 31, 2002 compared to $5,038,000 at March 31, 2002. The ratio of current assets to current liabilities at December 31, 2002 was 0.06 to 1.00 compared to 0.27 to 1.00 at March 31, 2002.

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

LEGAL PROCEEDINGS - On October 15, 2002, Darrin Sherrill, the Company's former general manager, filed an action against the Company in the Superior Court of Forsyth County, Georgia asserting that the Company breached his employment agreement, conspired to obstruct Mr. Sherrill's registration of the Company's common stock, and defamed Mr. Sherrill to the Company's employees. Mr. Sherrill seeks an unspecified amount of damages. On October 25, 2002, the Company filed a counterclaim against Mr. Sherrill in the Superior Court of Forsyth County, Georgia asserting that Mr. Sherrill improperly induced the Company's customers and employees to end their relationships with the Company and join Mr. Sherrill in his new venture. Additionally, the Company asserted that Mr. Sherrill plotted to misappropriate the Company's trade secrets and proprietary software. The Company seeks an unspecified amount of damages. It is presently the intent of the Company's management to move toward a settlement of these matters. There can be no assurance the Company will not be adversely affected by these proceedings.

OTHER CONTRACTUAL OBLIGATIONS - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Multi-User Solutions, Ltd. ("Multi-User"). The merger consideration paid to the Multi-User shareholders is subject to increase by up to $1,500,000, payable half in cash and half in the Company's common stock, contingent upon Multi-User's achievement of specified performance objectives through June 2003. Based on results through December 31, 2002, management believes that is unlikely that Multi-User will achieve these performance objectives.

                          SYMBIAT, INC. AND SUBSIDIARY
                 (FOMERLY COMPUTONE CORPORATION AND SUBSIDIARY)
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

RELATED PARTY TRANSACTIONS - During the nine months ended December 31, 2002, the Company issued common stock valued at $38,000 for consulting services. The consultant happens to be a member on the Company's board of directors and, on July 15, 2002, became its chairman. At December 31, 2002, the Company had notes payable due to shareholders of $413,000. The Company incurred $38,000 and $43,000 in interest expense on related party notes payables for the nine months ending December 31, 2002 and 2001, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On October 15, 2002, Darrin Sherrill, the Company's former general manager, filed an action against the Company in the Superior Court of Forsyth County, Georgia asserting that the Company breached his employment agreement, conspired to obstruct Mr. Sherrill's registration of the Company's common stock, and defamed Mr. Sherrill to the Company's employees. Mr. Sherrill seeks an unspecified amount of damages. On October 25, 2002, the Company filed a counterclaim against Mr. Sherrill in the Superior Court of Forsyth County, Georgia asserting that Mr. Sherrill improperly induced the Company's customers and employees to end their relationships with the Company and join Mr. Sherrill in his new venture. Additionally, the Company asserted that Mr. Sherrill plotted to misappropriate the Company's trade secrets and proprietary software. The Company seeks an unspecified amount of damages. It is presently the intent of the Company's management to move toward a settlement of these matters. There can be no assurance the Company will not be adversely affected by these proceedings.

ITEM 2.   CHANGES IN SECURITIES

(c) During the three months ended December 31, 2002, the Company issued 1,052,500 shares of Common Stock to two accredited investors, who acquired the shares as an investment. During the three months ended December 31, 2002, the Company issued 30,000 shares of Common Stock as compensation to a member of the Company's board of directors for consulting services and 754,600 shares of Common Stock to seven other vendors for selling, general and administrative expenses. During the three months ended December 31, 2002, the Company issued 200,000 shares of Common Stock for the settlement of notes payable. See Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. The Company relied on Section 4(2) of the Securities Act of 1933 in the private placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Company's $2,500,000 note payable became due on April 29, 2002, and is currently in default. Accrued interest owed on this note through December 31, 2002, is approximately $372,000. There can be no assurances that the lender will not take legal action to collect amounts due.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

10.101    Statement  furnished  pursuant to Section 906 of Sarbanes-Oxley Act of
          2002.

10.102 Asset Purchase Agreement between the Company and Altura, XL LLC dated January 31, 2003.

(b)       Report on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYMBIAT, INC. AND SUBSIDIARY


Date: February 14, 2003                 By: /s/ John W. Smith
                                            -----------------------------
                                            John W. Smith
                                            President
                                            (Principal Executive Officer)


                                        By: /s/ E. Leo Bebeau
                                            -----------------------------
                                            E. Leo Bebeau
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)